Form 10QSB
period 2001-05-31
COMMODORE MINERALS INC
filed 2001-07-13
CIK 1127439

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended May 31, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period            to
                               -----------    -----------

      Commission File Number   000-32621
                               ---------

                      COMMODORE MINERALS, INC.
 -----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                   98-0336945
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


Suite 414, 1859 Spyglass Place
Vancouver, BC, Canada                    V5Z 4K6
------------------------------           -------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:	604-872-4107


                               None
        ----------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
13,544,000 Shares of $.001 par value Common Stock outstanding as of July 12, 2001.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2001 are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                           BALANCE SHEET
                            (Unaudited)
                     (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                                                    MAY 31       NOVEMBER 30
                                                     2001            2000
----------------------------------------------------------------------------

ASSETS

Current
  Cash                                          $    37,810     $    75,355
  Prepaid exploration advances                        7,500           3,750
                                                ----------------------------
                                                     45,310          79,105

Option To Acquire Mineral Property (Note 3)           2,500           2,500
                                                ----------------------------
                                                $    47,810     $    81,605
============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities      $     3,510     $     7,201

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    100,000,000 common shares, par value
      $0.001 per share

  Issued and Outstanding:
    13,544,000 common shares at May 31, 2001 and     13,544          13,544
    13,544,000 common shares at November 30, 2000

  Additional paid in capital                         69,456          69,456

Deficit Accumulated During The Exploration Stage    (38,700)         (8,596)
                                                ----------------------------
                                                     44,300          74,404
                                                ----------------------------
                                                $    47,810     $    81,605
============================================================================

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                   STATEMENT OF LOSS AND DEFICIT
                            (Unaudited)
                      (Stated in U.S. Dollars)



----------------------------------------------------------------------------
                                                               PERIOD FROM
                                                                 DATE OF
                                           SIX        THREE     INCEPTION
                                          MONTHS      MONTHS   SEPTEMBER 20
                                          ENDED       ENDED       2000 TO
                                          MAY 31      MAY 31      MAY 31
                                           2001        2001        2001
----------------------------------------------------------------------------

Expenses
  Bank charges and foreign exchange   $       (592) $        34  $     (592)
  Transfer agent and filing fees             1,305            -       1,305
  Management fees                            4,500        2,250       4,500
  Office and sundry                            105            -         105
  Mineral property exploration expenses      1,054            -       1,054
  Professional fees                         23,732       16,026      32,328
                                      --------------------------------------
Net Loss For The Period                     30,104       18,310      38,700

Deficit Accumulated During The
  Exploration Stage, Beginning
  Of Period                                  8,596       20,390           -
                                      --------------------------------------

Deficit Accumulated During The
  Exploration Stage, End Of
  Period                              $     38,700  $    38,700  $   38,700
============================================================================

Net Loss Per Share                    $      (0.01) $     (0.01) $        -
============================================================================

Weighted Average Number Of
  Shares Outstanding                     4,148,507    4,148,507           -
============================================================================

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                      STATEMENT OF CASH FLOWS
                            (Unaudited)
                      (Stated in U.S. Dollars)



----------------------------------------------------------------------------
                                                               PERIOD FROM
                                                                 DATE OF
                                           SIX        THREE     INCEPTION
                                          MONTHS      MONTHS   SEPTEMBER 20
                                          ENDED       ENDED       2000 TO
                                          MAY 31      MAY 31      MAY 31
                                           2001        2001        2001
----------------------------------------------------------------------------

Cash Flows From Operating Activity
  Net loss for the period             $   (30,104)  $   (18,310) $  (38,700)

Adjustments To Reconcile Net Loss
 To Net Cash Used By Operating
 Activity
  Prepaid exploration advances             (3,750)       (3,750)     (7,500)
  Accounts payable                         (3,691)        1,301       3,510
                                      --------------------------------------
                                          (37,545)      (20,759)    (42,690)
                                      --------------------------------------

Cash Flows From Investing Activity
  Mineral property                              -             -      (2,500)
                                      --------------------------------------

Cash Flows From Financing Activity
  Share capital issued                          -             -      83,000
                                      --------------------------------------

Increase (Decrease) In Cash               (37,545)      (20,759)     37,810

Cash, Beginning Of Period                  75,355        58,569           -
                                      --------------------------------------

Cash, End Of Period                   $    37,810  $     37,810  $   37,810
============================================================================

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY

                             MAY 31, 2001
                             (Unaudited)
                      (Stated in U.S. Dollars)



                                 Common Stock
                       --------------------------------
                                             Additional
                                             Paid-In
                       Shares    Amount      Capital    Deficit     Total
                   ------------------------------------------------------
Opening Balance,
  September 20, 2000         - $      -     $       - $       - $       -

November - Shares
  Issued For
  Cash At $0.001     7,000,000    7,000             -         -     7,000

November - Shares
  Issued For
  Cash At $0.01      6,500,000    6,500        58,500         -    65,000

November - Shares
  Issued For
  Cash At $0.25         44,000       44        10,956         -    11,000

Net Loss For The
  Period                    -         -             -    (8,596)   (8,596)
                   ------------------------------------------------------
Balance, November
  30, 2000         13,544,000  $ 13,544     $  69,456 $  (8,596)$  74,404

Net loss for the
  Period                    -         -             -   (30,104)  (30,104)
                   ------------------------------------------------------
Balance, May 31,
  2001             13,544,000  $ 13,544     $  69,456 $ (38,700)$  44,300
                   ======================================================

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

a) The unaudited financial statements as of May 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2000 audited financial statements and notes thereto.

b)    Organization

The Company was incorporated in the State of Nevada, U.S.A.
on September 20, 2000.

c)    Exploration Stage Activities

The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

The recoverability of amounts shown as mineral property costs is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


2.    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)    Option To Acquire Mineral Property

The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable acquisition costs will be written off.
To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed.

At least annually, the net deferred cost of each mineral property is compared to management's estimation of the net realizable value, and a write-down is recorded if the net realizable value is less than the cumulative net deferred costs.

b)    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)    Foreign Currency Translation

The Company's functional currency is the U.S. dollar.
Transactions in foreign currency are translated into U.S.
dollars as follows:

     i) monetary items at the rate prevailing at the balance sheet date;
    ii) non-monetary items at the historical exchange rate;
   iii) revenue and expense at the average rate in effect during the applicable accounting period.

d)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109).
 This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)


2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)    Net Loss Per Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.


3.    OPTION TO ACQUIRE MINERAL PROPERTY

The Company has entered into an option agreement, dated
November 22, 2000, to acquire a 51% interest in a mineral claim block owned by a director and located in the Cariboo Mining
Division of British Columbia.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

Cash payments:

-     $2,500 on execution of the agreement (paid)
-     $10,000 by November 22, 2001
-     $50,000 by November 22, 2002
-     $75,000 by November 22, 2003
-     $100,000 by November 22, 2004

Exploration expenditures:

-     $7,500 by October 31, 2001
-     A further $100,000 by October 31, 2002
-     A further $200,000 by October 31, 2003
-     A further $300,000 by October 31, 2004
-     A further $750,000 by October 31, 2005

Balance, May 31, 2001                         $      2,500
                                              ============

                      COMMODORE MINERALS, INC.
                   (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)


4.    RELATED PARTY TRANSACTION

During the period ended May 31, 2001, the Company paid management fees of $4,500 to a company controlled by a director


5.    CONTINGENCY

      Mineral Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


6.    COMMITMENT

The Company has entered into a management agreement with a company controlled by a director. The agreement is for management services at $750 per month and expires on December
31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operations

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own an option to acquire a 51% interest in certain mineral claims situated in the Province of British Columbia, Canada that are referred to by us as the Clisbako mineral claims. Our plan of operations is to carry out exploration work on the Clisbako mineral claims in order to ascertain whether these claims possess commercially exploitable quantities of gold. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Clisbako mineral claims until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Clisbako Mineral Claims Option Agreement

We acquired our option to acquire a 51% interest in the Clisbako mineral claims pursuant to an agreement dated November 22, 2000 between ourselves and Mr. Gordon Keevil, the owner of the Clisbako mineral claims. We are entitled to exercise the option by completing the following payments to Mr. Keevil and incurring the following required exploration expenditures on the Clisbako mineral claims:

(A) paying to Mr. Keevil an aggregate of $235,000 in accordance with the following schedule:

(1)   $10,000 on or before November 22, 2001;
(2)   $50,000 on or before November 22, 2002;
(3)   $75,000 on or before November 22, 2003;
(4)   $100,000 on or before November 22, 2004; and

(B) incurring an aggregate of $1,357,500 of property exploration expenditures on the Clisbako mineral claims within the following periods:

(1)   $7,500 on or before October 31, 2001;
(2)   a further $100,000.00 on or before October 31, 2002;
(3)   a further $200,000.00 on or before October 31, 2003;
(4)   a further  $300,000.00 on or before October 31, 2004; and
(5)   a further $750,000.00 on or before October 31, 2005.

We have advanced $7,500 towards the first phase of a geological work program that we plan to complete on the Clisbako mineral claims. Accordingly, we anticipate that we will complete the exploration expenditures required to be incurred by October 31, 2001 in order to preserve our option.

Plan of Operations

Our business plan is to proceed with the exploration of the Clisbako mineral claims to determine whether there are commercially exploitable reserves of gold on the Clisbako mineral
claims. We have decided to proceed with phase one of an exploration program recommended by a geological evaluation report obtained by us on the Clisbako mineral claims prepared by Mr. Geoffrey Goodall, B. Sc., P.
Geo.    We plan to complete this first phase of exploration by
October, 2001. This initial geological work program will be comprised of the acquisition of data collected previously by other exploration companies, a compilation of this data and an assessment of the data to further assess the property and to identify areas of interest for additional exploration activities. We anticipate that phase one of the recommended geological exploration program will cost approximately $7,500. We have engaged Mr. Goodall to undertake this initial work program and we have advanced $7,500 to date to Mr.
Goodall on account of the work program. We had $37,810 in cash reserves as of May 31, 2001. Accordingly, we are able to proceed with phase one of the exploration program without additional financing. Completion of these exploration expenditures will enable us to meet the exploration expenditure requirement under our option agreement for the Clisbako claims for the period through October 31, 2001.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of the phase two exploration program is $100,000 which is in excess of our projected cash reserves remaining upon completion of phase one of the exploration program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. Due to our limited assets and the speculative nature of our business, we believe that debt financing from traditional lending sources will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the Clisbako mineral claims, then our option in will terminate and we will lose all our rights and interest in the Clisbako mineral claims. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Clisbako mineral claims.

We may also pursue acquiring interests in alternate mineral properties in the future. However, to date, we have not entered into any discussions or negotiations regarding the acquisition of additional properties and have no plans to do so during the next twelve months.

Results Of Operations for Six months ending May 31, 2001

We did not earn any revenues during the six months ending May 31, 2001. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $30,104 for the six months ending May 31, 2001. We incurred professional fees in the amount of $23,732 during the six months ending May 31, 2001. These professional fees that were primarily attributable our filing a registration statement under the Securities Act of 1933 and our becoming a reporting company under the Securities Exchange Act of 1934. We also paid an amount of $4,500 to W.F.C. Management Corporation, a company controlled by Mr. Grayson Hand, our president and a director, in respect of the services of Mr. Hand and administrative office services provided by W.F.C. Management Corporation. We incurred mineral property exploration expenditures of $1,054 during the period ended May 31, 2001.

We incurred a loss of $30,104 for the six months ending May 31, 2001.

Liquidity And Capital Resources

We had cash of $37,810 as of May 31, 2001 and had working capital of $41,800 as of May 31, 2001.

We have advanced $7,500 towards the first phase of our planned exploration. Of this amount, $3,750 was advanced during the six months ended May 31, 2001. The amount we have advanced in total is equal to the estimated cost of the first phase of the exploration program. Accordingly, we have sufficient cash to enable us to proceed with the first phase of our planned exploration program. We believe that our cash reserves are also sufficient to meet our obligations for the next twelve month period to Mr. Hand under his management agreement and to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. These expenses will be in addition to the cost of completing phase one of the exploration program.

We will require additional funding if we determine to proceed with the second phase of the recommended exploration program once we complete an assessment of the results of the first phase of the exploration program. We anticipate that any additional funding would be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for future equity financing of the Company and there is no assurance that we would be able to achieve additional sales of its common stock. We believe that debt financing will not be an alternative for funding our mineral exploration business.

We have not purchased or sold any plant or significant equipment and do not expect to do so in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

      None

REPORTS ON FORM 8-K

      None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

COMMODORE MINERALS, INC.

Date:       July 12, 2001


            /s/ Grayson Hand
By:         ----------------
            GRAYSON HAND
            President and Director