Form 10QSB
period 2001-08-31
COMMODORE MINERALS INC
filed 2001-10-15
CIK 1127439

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2001

[   ]  Transition Report pursuant to 13 or 15(d) of the
       Securities Exchange Act of 1934

                  For the transition period to
                   -----------    -----------

               Commission File Number   000-32621

                        ----------------

                    COMMODORE MINERALS, INC.

                        ----------------
(Exact name of small Business Issuer as specified in its charter)

            Nevada                           98-0336945
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification No.)


Unit 1809, 18/F., Modern Warehouse
6 Shing Yip Street, Kwun Tong
      Kowloon, Hong Kong                        N/A
(Address of principal executive offices)     (Zip Code)

 Issuer's telephone number, including area code: (852) 2385.8789

                 Suite 414, 1859 Spyglass Place
                      Vancouver, BC, Canada
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]
Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
13,544,000 Shares of $.001 par value Common Stock outstanding as of October 12, 2001.

                 PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                         BALANCE SHEETS
                    (Stated in U.S. Dollars)


----------------------------------------------------------------------
                                             AUGUST 31   NOVEMBER 30
                                                 2001          2000
                                             (Unaudited)
----------------------------------------------------------------------
ASSETS

Current
  Cash                                        $  19,948     $  75,355
  Prepaid exploration advances                    7,500         3,750
                                              ------------------------
                                                 27,448        79,105
Option To Acquire Mineral
   Property (Note 3)                              2,500         2,500
                                              ------------------------
                                              $  29,948     $  81,605
                                              ========================
LIABILITIES

Current
  Accounts payable and
    accrued liabilities                       $  12,717     $   7,201
                                              ------------------------

SHAREHOLDERS' EQUITY

Common Stock
Authorized:
100,000,000 shares, par value $0.001 per share

Issued and outstanding:
13,544,000 shares at August 31, 2001 and
13,544,000 shares at November 30, 2000           13,544        13,544

Additional paid-in capital                       69,456        69,456

Deficit Accumulated During The
  Exploration Stage                             (65,769)       (8,596)
                                              ------------------------
                                                 17,231        74,404
                                              ------------------------
                                              $  29,948     $  81,605
======================================================================


See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                 STATEMENTS OF LOSS AND DEFICIT
                           (Unaudited)
                    (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------------
                                                                           PERIOD FROM
                                                                             DATE OF
                                                    NINE        THREE       INCEPTION
                                                   MONTHS      MONTHS      SEPTEMBER 20
                                                    ENDED       ENDED        2000 TO
                                                  AUGUST 31   AUGUST 31     AUGUST 31
                                                    2001        2001           2001
-------------------------------------------------------------------------------------------
Expenses
  Bank charges and foreign exchange               $    (437)  $     155    $    (437)
  Transfer agent and filing fees                      1,530         225        1,530
  Management fees                                     6,750       2,250        6,750
  Office and sundry                                     105           -          105
  Mineral property exploration expenses               1,054           -        1,054
  Professional fees                                  48,171      24,439       56,767
                                                  ---------------------------------------

Net Loss For The Period                              57,173      27,069       65,769

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period                          8,596      38,700            -
                                                  ---------------------------------------

Deficit Accumulated During The Exploration
  Stage, End Of Period                            $  65,769   $  65,769    $  65,769
=========================================================================================

Net Loss Per Share - Basic and Diluted            $   (0.01)  $   (0.01)   $       -
=========================================================================================

Weighted Average Number Of Shares
  Outstanding - Basic and Diluted                 4,148,507   4,148,507            -
==========================================================================================

See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

               STATEMENTS OF STOCKHOLDERS' EQUITY

                         AUGUST 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)

                                              Common Stock
                                   ---------------------------------
                                                         Additional
                                                           Paid-In     Accumulated
                                     Shares    Amount      Capital       Deficit         Total
                                   ----------------------------------------------------------------
Opening balance,
September 20, 2000                          - $       -  $        -    $        -      $       -

November - Shares issued for
  cash at $0.001                    7,000,000     7,000           -             -          7,000

November - Shares issued for
  cash at $0.01                     6,500,000     6,500      58,500             -         65,000

November - Shares issued for
  cash at $0.25                        44,000        44      10,956             -         11,000

Net loss for the period                     -         -           -        (8,596)        (8,596)
                                   ----------------------------------------------------------------

Balance, November 30, 2000         13,544,000    13,544      69,456        (8,596)        74,404

Net loss for the period                     -         -           -       (57,173)       (57,173)
                                   ----------------------------------------------------------------

Balance, August 31, 2001           13,544,000 $  13,544  $   69,456    $  (65,769)     $  17,231
                                   ================================================================









See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                    (Stated in U.S. Dollars)






-------------------------------------------------------------------------------------------
                                                                             PERIOD FROM
                                                                               DATE OF
                                                      NINE        THREE       INCEPTION
                                                     MONTHS      MONTHS      SEPTEMBER 20
                                                      ENDED       ENDED        2000 TO
                                                    AUGUST 31   AUGUST 31     AUGUST 31
                                                      2001        2001          2001
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
    Net loss for the period                       $  (57,173) $  (27,069)  $  (65,769)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activity
    Prepaid exploration advances                      (3,750)          -       (7,500)
    Accounts payable                                   5,516       9,207       12,717
                                                  ---------------------------------------
                                                     (55,407)    (17,862)     (60,552)
                                                  ---------------------------------------

Cash Flows From Investing Activity
    Mineral property                                       -           -       (2,500)
                                                  ---------------------------------------

Cash Flows From Financing Activity
    Common stock issued                                    -           -       83,000
                                                  ---------------------------------------

Increase (Decrease) In Cash                          (55,407)    (17,862)      19,948

Cash, Beginning Of Period                             75,355      37,810            -
                                                  ---------------------------------------

Cash, End Of Period                               $   19,948  $   19,948   $   19,948
=========================================================================================








See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     a) The unaudited financial statements as of August 31, 2001 included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures for complete presentation of financial position, results of operations, cash flows, and stockholders' equity, normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the November 30, 2000 audited financial statements and notes thereto.

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


2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     (a)  Option To Acquire Mineral Property

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

     (b)  Use of Estimates

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

     (c)  Foreign Currency Translation

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

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     (e)  Net Loss Per Share

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

Exploration expenditures:
     -    $7,500 by October 31, 2001
     -    A further $100,000 by October 31, 2002
     -    A further $200,000 by October 31, 2003
     -    A further $300,000 by October 31, 2004
     -    A further $750,000 by October 31, 2005

     Balance, August 31, 2001                          $  2,500
                                                       ========
See Note 8.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)

4.   RELATED PARTY TRANSACTION

     During the period ended August 31, 2001, the Company paid management fees of $6,750 to a company controlled by a director.


5.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3. See Note 8.


6.   COMMITMENT

     The Company has entered into a management agreement with a company controlled by a director. The agreement is for management services at $750 per month and expires on December 31, 2001. See Note 8.


7.   RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.
     SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives.
     Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         AUGUST 31, 2001
                           (Unaudited)
                    (Stated in U.S. Dollars)




8.   SUBSEQUENT EVENTS

     Pursuant to a Stock Purchase Agreement dated September 28, 2001 between Grayson Hand and Wei Zhou, Mr. Hand sold 7,000,000 shares of common stock of the Company, representing approximately 51.7% of the outstanding shares of common stock, to Mr. Zhou in a privately negotiated transaction consummated on October 1, 2001. After the transaction, which resulted in a change in control of the Company, Mr. Hand did not hold any shares of common stock. Pursuant to the Stock Purchase Agreement, Mr. Zhou and Hans Schuld became directors of the Company, replacing Mr. Hand and Gordon Keevil effective October 11, 2001. Mr. Zhou also became Chief Executive Officer. The Company also terminated the Management Agreement with WFC Management Corporation effective October 1, 2001, with no additional costs incurred. The Company also elected to allow the mineral option with regard to the mineral claim block owned by Gordon Keevil, located in the Cariboo Mining Division of British Columbia, to expire effective October 11, 2001 with no additional costs incurred.

     Mr. Zhou is the majority owner of Intac International Holdings Limited (Intac), a Hong Kong corporation. Intac is a distributor of wireless handsets in the global wireless telecommunications marketplace. Effective October 13, 2001, the Company acquired ownership of all outstanding shares of Intac and its wholly owned subsidiary, New Tech Handels GmbH (New Tech), a German corporation, by issuing 4,950,000 shares of common stock to Mr. Zhou, in exchange for 99% of the stock of Intac, and 50,000 shares of common stock to Ms. Yip Yin Kwan, in exchange for 1% of the stock of Intac. The Company's acquisition of Intac will be accounted for as a reverse acquisition, in which Intac will be treated as having acquired the Company for accounting purposes. As a result, the historical operations of Intac and New Tech will be reported as the historical operations of the Company. Proforma financial information, if required, will be included in the Company's Current Report on Form 8-K to be filed with regard to the acquisition. The Company intends to change its name to INTAC International. Until such a name change is approved by a vote of the stockholders, the Company will operate under the assumed name of "INTAC International". The Company has abandoned minerals exploration as an operation and will, with the acquisition of Intac and its subsidiary, become a distributor of wireless handsets in the global telecommunications marketplace.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

In this Quarterly Report on Form 10-QSB, we will refer to Commodore Minerals, Inc., a Nevada corporation, as "the Company",
"we", "us" and "our".

Forward-Looking Statements
--------------------------

This document contains certain forward-looking statements, including those relating to the growth of the industry in which we compete and our ability to capitalize on industry events, our plans for future expansion, our ability to achieve satisfactory operating performance, and the viability of our business model, which are made pursuant to the safe harbor provisions of the Securities Reform Act of 1995. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, we are an early stage company and our business model is not proven, our future operating results will depend on our ability to continue to increase sales, we do not have any long-term supply or distribution contracts, we are especially dependent on only a few sources of supply and our largest customers comprise a significant majority of our business. In addition, the international wireless equipment distribution industry is highly price competitive and constantly changing with certain segments of the market migrating away from a pure distribution business such as ours.

We cannot assure you that any of our expectations will be realized, and actual results and occurrences may differ materially form our expectations as state in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Overview and Recent Developments
--------------------------------

We remained an exploration stage company engaged in the acquisition and exploration of mineral properties through the nine months ended August 31, 2001 during which time we generated no income. We continued to own an option to acquire a 51% interest in certain mineral claims situated in the Province of British Columbia, Canada that we have referred to as the Clisbako mineral claims. Starting on September 28, 2001 we revised our plan of operations as a result of the change in ownership control of the Company which commenced on that date. On October 11, 2001 we allowed our option agreement on the Clisbako mineral claims to expire with no additional cost incurred.

As disclosed in Note 8 to the August 31, 2001 financial statements, Mr. Wei Zhou acquired controlling interest in the outstanding shares of the Company when he purchased the 7,000,000 shares of common stock previously owned by Mr. Grayson Hand. Mr. Zhou is the Chief Executive Officer of Intac International Holdings Limited (Intac), a Hong Kong corporation. Intac and its wholly owned subsidiary, New Tech Handels GmbH (New Tech), a German corporation, are engaged in the distribution of wireless handsets in the global wireless telecommunications marketplace.

On October 13, 2001, we acquired all of the outstanding stock of Intac from Mr. Zhou, who owned 99% of the stock, and from Ms. Yip Yin Kwan, who owned the remaining 1%. The Company's acquisition of Intac will be accounted for as a reverse acquisition, in which Intac will be treated as having acquired the Company for accounting purposes. As a result, the historical operations of Intac and New Tech will be reported as the historical operations of the Company. The resulting merged company will continue the operations of Intac and New Tech. Intac is less than one year old and is still in the formative stage of increasing the number of purchasers of its products as well as expanding the sources of its product purchases. Through September 30, 2001, we believe that the consolidated operations of Intac produced nominal net income. During the next twelve months we plan to establish additional sources of supply. We intend to further develop Intac's network of wholesalers, agents, retailers and other distributors worldwide, particularly in China. We also intend to establish a distribution center in Beijing, China, and to recruit additional sales personnel to expand our global reach. Within the next six months we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.

The decision to acquire Intac is based upon several factors. We believe we can create a publicly-traded company that is a major distributor of mobile communications equipment worldwide. We believe that the combination of the Company and Intac could enhance our ability to raise capital and broaden the base of potential investors. We believe that our current status under the Securities Exchange Act of 1934, as amended, will provide us with a certain level of credibility in the markets and the industry generally. We believe that our public company status will prove useful in attracting additional qualified personnel, including those motivated by stock options and similar stock-based incentives. We also believe that the inclusion of our shares on the Over-The-Counter Bulletin Board (OTCBB) system will result in our shares becoming more attractive to possible acquisition candidates. There can be assurances that the acquisition of Intac will achieve the objectives of management in the new plan of operations.

There are significant risk factors that must be taken into account with regard to future operations of the Company and its revised plan of operations. We will be a small player in a very competitive environment, competing with numerous well-established, well-capitalized companies, including the manufacturers, wholesale distributors and others. Due to the intense competition in our industry, companies generally operate on very low gross margins. We have an "efficient distribution" business model that is premised upon our ability to acquire inventory in bulk at competitive prices and very quickly resell the products in other geographical markets. The core business model is a pure distribution business, and we do not offer any additional services or product enhancements to accompany the sale of our inventory. Our future operating results will depend upon our ability to continue to increase our sales. We expect operating expenses to increase significantly as we expand into new markets, hire additional personnel and incur additional personnel, legal, accounting and other costs associated with operating as a publicly-owned company. We will have to continue to find new sources of inventory and our existing vendors may be discouraged by manufacturers from selling to us. In the immediate future, our business will be comprised primarily of buying excess inventory of wireless handsets from telecommunications companies in Europe and reselling the products in China and other regions of Asia-Pacific. We do not have any long-term agreements with our suppliers. Due to the physical movement of our product we could be subject to significant import/export regulations which could have a detrimental effect on the cost of our operations.

We will need additional financing very quickly to grow our business. Our inventory purchases generally require full payment for the products prior to delivery. The ability to grow the business and acquire additional inventory is dependent upon increasing our working capital resources. We intend to seek additional working capital almost immediately. We have no assurances that we will be able to increase our working capital. We do not currently have any lending commitment from banks or other third parties. We have no assurance that additional financing will be available on favorable terms, if at all. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities might have rights, preferences or privileges senior to those of our common shareholders.


Results of Operations for Nine Months ending August 31, 2001
------------------------------------------------------------

We did not earn any revenues during the nine months ending August
31, 2001. As of October 1, 2001, the date we decided to terminate the option agreement to acquire the mineral claim and to cease our mineral exploration stage activity, we had not earned any revenues.

We incurred operating expenses in the amount of $57,173 for the nine months ending August 31, 2001. We incurred professional fees in the amount of $48,171 during the nine months ending August 31, 2001. These professional fees were primarily attributable to our filing a registration statement under the Securities Act of 1933 and our becoming a reporting company under the Securities Exchange Act of 1934. We also paid an amount of $6,750 to W.F.C. Management Corporation, a company controlled by Mr. Grayson Hand, our president and a director, in respect of the services of Mr. Hand and administrative office services provided by W.F.C. Management Corporation. We incurred mineral property exploration expenditures of $1,054 during the period ended August 31, 2001.

We incurred a loss of $57,173 for the nine months ending August
31, 2001.

Liquidity And Capital Resources
-------------------------------

We had cash of $19,948 as of August 31, 2001 and had working capital of $14,731 as of August 31, 2001.

We had advanced $7,500 toward the first phase of our original planned exploration. Of this amount, $3,750 was advanced during the nine months ended August 31, 2001. The total amount advanced is equal to the estimated cost of the first phase of the exploration program. As a result of the change in our plan of operations, this $7,500 total advance will be expensed during the final three months of the year ending November 30, 2001, as will the initial option payment of $2,500 originally made in November, 2000.

Based upon the change in our plan of operation, we will need additional capital funding in the immediate future. Within the next six months we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. We do not have any assurance that there will be a market for additional sales of our common stock. We do not currently have any lending commitment from banks or other third parties.
We have no assurance that additional financing will be available on favorable terms, if at all.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K.


EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

          None

REPORTS ON FORM 8-K

          None

                           SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMODORE MINERALS, INC.

Date:     October 15, 2001

                                   By:   /s/  JAMES B. STEPHENS
                                       --------------------------
                                       James B. Stephens
                                       Vice President-Finance
                                       (acting principal
                                       financial officer and
                                       principal accounting
                                       officer)