Form 10KT405
period 2001-09-30
COMMODORE MINERALS INC
filed 2001-12-28
CIK 1127439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                        ----------------

                           FORM 10-KSB

       [   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE  ACT OF 1934

                    For the Fiscal Year Ended

                               OR

     [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period
           From December 1, 2000 to September 30, 2001

                Commission File Number: 000-32621

                    COMMODORE MINERALS, INC.
     (Exact name of Registrant as specified in its charter)

                Nevada                           98-0336945
     (State or other jurisdiction of          (IRS Employer
      incorporation or organization)         Identification No.)

   Unit 1809, 18/F., Modern Warehouse
    6 Shing Yip Street, Kwun Tong
          Kowloon, Hong Kong                         N/A
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code) (852) 2385 8789

Securities registered pursuant to Section 12(b) of the Exchange Act:

                              None


 Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [X]     Yes      [   ]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's revenue for the period covered by this transitional report:  $0.00

The issuer's common stock was not actively trading during the period of time covered by this Transitional Report. Accordingly, the issuer is unable to indicate a market value of common equity held by non-affiliates at September 30, 2001.


 As of September 30, 2001 there were 13,544,000 shares of the Registrant's common stock outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

                   TABLE OF CONTENTS



Item 1.  Description of Business...........................     1
Item 2.  Description of Property...........................     2
Item 3.  Legal Proceedings.................................     3
Item 4.  Submission of Matters to a Vote of
          Security Holders.................................     3
Item 5.  Market for Common Equity and
          Related Stockholder Matters......................     3
Item 6.  Management's Discussion And Analysis
          of Financial Condition and Results
          of Operations....................................     3
Item 7.  Financial Statements and Supplementary
          Data.............................................     6
Item 8.  Changes in and Disagreements on Accounting
          and Financial Disclosure.........................     6
Item 9.  Directors and Executive Officers of
          the Registrant and Compliance with
          Section 16(a)....................................     7
Item 10. Executive Compensation............................     8
Item 11. Security Ownership of Certain
          Beneficial Owners and Management.................     9
Item 12. Certain Relationships and Related
          Transactions.....................................     11
Item 13. Exhibits and Reports on Form 8-K..................     11

     Signatures............................................     13
     Index of Exhibits.....................................     14

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Forward-Looking Statements
--------------------------

     This document contains certain forward-looking statements, including our plans for future expansion, our ability to achieve satisfactory operating performance, and the viability of our business model, which are made pursuant to the safe harbor provisions of the Securities Reform Act of 1995. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as they relate to us, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. A number of factors could affect our future results or the telecommunications equipment distribution industry in general and could cause our expected results to differ materially from those expressed in the current projections. These factors include, among other things: changes in general business conditions; the impact of competition in our industry, especially in the Asia-Pacific region; the fact that we are an early stage company with an unproven business model; our ability to continue to increase sales; our lack of long-term supply or distribution contracts; our historical and expected continued dependence on only a few sources of supply; the concentration of a significant majority of our business with a few large customers; the highly price competitive and constantly changing nature of the international wireless equipment distribution industry in which we compete; our need for additional working capital;
the low-margin nature of our business and the added expense structure assumed by us as a U.S. public company; political and economic events and conditions in jurisdictions in which we operate; the fact that we need additional, qualified management personnel; the complex regulations applicable to us as an operating company in China and elsewhere; changes in interest rates, foreign currency fluctuations and capital market conditions; and other factors including those detailed under the heading "Business Risk Factors" in our Current Report on Form 8-K, as amended, as filed with the Securities and Exchange Commission. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future events or otherwise.


History
-------

     As Commodore Minerals, Inc., we were incorporated under the laws of the State of Nevada on September 20, 2000, and since inception we have been in the early developmental and promotional stages. All references herein to "we," "us," "our" or the "Company" are references to Commodore Minerals, Inc. We were in the business of mineral exploration; although we never conducted such exploration ourselves, relying instead upon the mineral exploration of others. While we continued to own an option to acquire a 51% interest in certain mineral claims situated in the Province of British Columbia, Canada (which we refer to as the "Clisbako mineral claims"), we generated no revenues or net income from inception through September 30, 2001.

     As of September 30, 2001, the Company was a development stage company and had no employees, other than Mr. Grayson Hand, our sole officer and a director. Mr. Hand's services were provided to us pursuant to a management agreement with WFC Management Corporation, a company controlled by Mr. Hand. We paid WFC Management Corporation a management fee of $750 per month in consideration for WFC Management Corporation providing management and administration services for us. Prior to September 30, 2001 we conducted our business largely through agreements with consultants and arms-length third parties, and we did not pay compensation to our directors, Mr. Hand and Mr. Gordon Keevil, solely for serving on our board of directors. For more information, please see "Executive Compensation" and under "Certain Relationships and Related Transactions."

     We did not incur exploration expenditures during the period covered by this Transitional Report, although we advanced $7,500 in anticipation of such expenditures. As of September 30, 2001, we expensed this advance on our financial statements. We have not incurred any research or development expenditures since our incorporation.

     Pursuant to a Stock Purchase Agreement dated September 28, 2001 between Grayson Hand and Wei Zhou (the "Stock Purchase Agreement"), 7,000,000 shares of our common stock held by Mr. Hand, who was then serving as our Chief Executive Officer, were sold to Mr. Zhou in a privately negotiated transaction consummated October 1, 2001 (the "Change of Control"). After this transaction, which resulted in a change in control of Commodore Minerals, Mr. Hand held no additional shares of our common stock.

     For more detailed information on the Change of Control, please see our Current Report on Form 8-K, filed October 15, 2001
(the "Change of Control 8-K").

Subsequent Events
-----------------

     Acquisition of the INTAC Operating Companies. Pursuant to an Agreement and Plan of Reorganization dated October 13, 2001, we acquired ownership of all of the outstanding shares of Intac International Holdings Limited, a Hong Kong corporation, and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation. We will refer to these businesses collectively as the "INTAC Operating Companies" throughout this Transitional Report. We issued 4,950,000 shares of our common stock to acquire 99% of these shares from Wei Zhou, our current Chief Executive Officer and a director. The remaining 1% of the stock of the INTAC Operating Companies was acquired from Ms. Yip Yin Kwan, an employee of the INTAC Operating Companies, for an additional 50,000 shares of our common stock. We determined the number of shares to be issued in the exchange after consideration of the relative values of each of the entities involved. A copy of the Reorganization Agreement was filed with the Securities and Exchange Commission as Exhibit 2.1 to the Current Report filed on Form 8-K on October 30, 2001, as amended (the "Acquisition 8-K"). For further information concerning the transaction involving the INTAC Operating Companies, please refer to the Reorganization Agreement and the Acquisition 8-K.

     Employees.  Effective October 1, 2001, we and WFC Management
Corporation agreed to terminate the management agreement effective upon Mr. Hand's resignation from the Board of Directors. Mr. Hand's resignation was deemed effective
October 12, 2001. For information concerning our current employees, please see the Acquisition 8-K.

ITEM 2.   DESCRIPTION OF PROPERTY.

     As of September 30, 2001, we held an option to acquire a 51% interest in the Clisbako mineral claim, as described in Item 1 above. As a result of the Change of Control and our revised plan of operations, we allowed our option agreement on the Clisbako mineral claims to expire on October 11, 2001, with no additional cost incurred.

     For information concerning property we acquired as a result of our acquisition of the INTAC Operating Companies, please refer to our Acquisition 8-K.

ITEM 3.   LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceedings, nor is our property subject to such proceedings, as of the date of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the period covered by this Transitional Report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since June 19, 2001, our common stock has been eligible for trading on the OTCBB under the symbol "CERL;" however, our common stock was not actively traded during the period covered by this Transitional Report.

     We have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in our business.

     As of September 30, 2001, there were 49 record holders of the Company's common Stock prior to the Change of Control.

     On October 15, 2001, as part of our strategic redirection, the ticker symbol was changed to "INTN" to better represent our new name. Additionally, effective October 18, 2001, our common stock began trading on the Frankfurt Stock Exchange.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     We remained an exploration stage company engaged in the acquisition and exploration of mineral properties through the period covered by this Transitional Report, during which time we generated no income. We continued to own an option to acquire a 51% interest in certain mineral claims situated in the Province of British Columbia, Canada that we have referred to as the Clisbako mineral claims. Starting on October 1, 2001 we revised our plan of operations as a result of the change in ownership control of the Company which commenced on that date. On October 11, 2001 we allowed our option agreement on the Clisbako mineral claims to expire with no additional cost incurred.

     Mr. Wei Zhou acquired controlling interest in the outstanding shares of the Company when he purchased the 7,000,000 shares of common stock previously owned by Mr. Grayson

Hand.  At that time (and still today), Mr. Zhou is the Chief
Executive Officer of Intac International Holdings Limited ("Intac"), a Hong Kong corporation. Intac and its wholly owned subsidiary, New Tech Handels GmbH ("New Tech"), a German corporation, are engaged in the distribution of wireless handsets in the global wireless telecommunications marketplace.

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

Results of Operations for Period from December 1, 2000 to
September 30, 2001 (the "Transitional Reporting Period")
--------------------------------------------------------

     We did not generate any revenues during the Transitional Reporting Period. We incurred operating expenses in the amount of $75,995 for the Transitional Reporting Period of which $40,876 were professional fees. These professional fees were primarily attributable to our filing a registration statement under the Securities Act of 1933 and our becoming a reporting company under the Securities Exchange Act of 1934. We also paid an amount of $6,750 to WFC Management Corporation, a company controlled by Mr. Grayson Hand, our president and a director, in respect of the services of Mr. Hand and administrative office services provided by WFC Management Corporation. We incurred mineral property exploration expenditures of $11,881 during the Transitional Reporting Period.

     We incurred a net loss of $75,995 for the Transitional
Reporting Period.

Liquidity And Capital Resources at the End of the Transitional
Reporting Period
--------------------------------------------------------------

     We had cash of $9,247 as of September 30, 2001 and had negative working capital of $591 as of September 30, 2001.

     We had advanced $7,500 toward the first phase of our original planned exploration. Of this amount, $3,750 was advanced during the Transitional Reporting Period. The total amount advanced is equal to the estimated cost of the first phase of the exploration program. As a result of the change in our plan of operations, this $7,500 total advance was expensed during the period ending September 30, 2001, as was the initial option payment of $2,500 originally made in November, 2000.


Plan of Operation

     As a result of our acquisition of the INTAC Operating Companies, we operate, as of the date of the filing of this Transitional Report, through three direct and indirect wholly-owned subsidiaries, including:

     * Intac International Holdings Limited, a Hong Kong corporation formed on January 3, 2001, which acts as the primary distributor of products into Asia-Pacific;

     *    New Tech Handels GmbH, a German corporation formed on
          January 20, 2000, which will act as our primary purchasing agent and distributor of products into Europe; and

     *    Intac Holdco Corp., a Delaware corporation formed on
          October 10, 2001, which holds certain of the shares of Intac International Holdings Limited.

Our 12 Month Plan

     Our plan of operation for the upcoming 12 months calls for the following:

     *    establishing additional sources of supply;

     * further developing our network of wholesalers, agents, retailers and other distributors worldwide, particularly in the Asia-Pacific region;

     *    expanding our office in Beijing;

     * recruiting sales personnel to further expand our global reach;

     * negotiating and consummating a transaction to provide us with additional working capital; and

     * developing a suitable managerial, operational and financial infrastructure to support possible growth.

     During the remainder of 2001 or the first quarter of 2002, we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Current Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. Although we believe that our cash from operations will be sufficient to permit us to continue as a going concern until at least December 31, 2002, no assurances can be given that this will prove accurate or that our expenses will not increase faster than expected. In this regard, we note that by becoming a public company under the Exchange Act, we expect to incur significant additional costs not previously borne by us. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations or growth plans.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and afterwards.

     We expect to increase the number of full and part-time persons employed by us by approximately 25 by the end of 2002.
Specifically, we expect to retain the following:

     * 10 additional sales persons to be employed from the Beijing office; and

     * 9 additional sales and/or administrative persons to work out of our other offices; and

     *    6 additional warehouse personnel.

Management's Discussion

     As a result of our acquisition of the INTAC Operating Companies, we currently derive substantially all of our revenues from the sale of wireless handsets to wholesalers, agents, retailers and other wireless equipment distributors worldwide. We generally do not sell our products to end-users. We recognize revenue from product sales, net of any discounts, when the products are shipped to customers.

     Approximately 83% of gross revenues for the three months ended September 30, 2001 and approximately 77% of gross revenues for the nine months ended September 30, 2001 for the INTAC Operating Companies were derived from five customers. We expect these customers to continue to account for a substantial portion of our revenues.

     In the future, the level of our net revenues will depend on a number of factors including, but not limited to, the following:

     *    the number of customers we are able to obtain;

     * the frequency and quantities of our customers' purchases;

     *    the price we charge for our handsets;

     *    the extent of sales incentives we offer; and

     *    the number of additional markets we enter.

No assurances can be given that we will be able to either maintain or grow existing revenues.

     Cost of revenues consist primarily of the costs of acquiring wireless handsets from our suppliers and shipping costs related to product purchased.

     We typically do not extend credit to our customers, requiring instead payment in full prior to the time product is shipped. In addition, we routinely require a substantial deposit for most new customers.

     Our operating expenses are comprised of:

     * sales expenses, together with commission expense, including commissions payable to sales staff; and

     * general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

     We anticipate that our operating expenses will increase substantially in future periods as we increase sales and marketing operations, develop new distribution channels, and fulfill our obligations as a reporting company under the Exchange Act. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

     Please refer to pages F-1 through F-10.


ITEM 8.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

     During the Transitional Reporting Period, we had no changes in or disagreements with our accountants. However, effective October 13, 2001, we dismissed Morgan & Company, Chartered Accountants ("Morgan") as our independent accountants, and selected KPMG LLP as our independent accountants to audit our financial statements for the year ending December 31, 2001.
Our board of directors recommended and approved the change in our independent accountants. Morgan audited our financial statements for the period from inception (September 20, 2000)
to November 30, 2000 and for the period from December 1, 2000 through September 30, 2001. We elected to change our independent accountants upon our acquisition of Intac International Holdings Limited, a Hong Kong corporation, controlled by Wei Zhou, which followed Mr. Zhou's acquisition of control of our Company on October 1, 2001.

     Morgan's reports did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to certainty, audit scope or accounting principles. Since inception, there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Morgan, would have caused Morgan to make reference to the subject matter of the disagreement in connection with its report.

     On October 13, 2001, we selected KPMG LLP as our independent accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2001.

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
          COMPLIANCE WITH SECTION 16(A)

     As of September 30, 2001, Mr. Grayson Hand and Mr. Gordon Keevil served on our board of directors and Mr. Hand was our sole officer. Mr. Hand's services were provided to us pursuant to a management agreement with WFC Management Corporation, a company
controlled by Mr. Hand.   We paid WFC Management Corporation a
management fee of $750 per month in consideration for WFC Management Corporation providing management and administration services for us. These services included the services of Mr. Hand.

     Pursuant to the Stock Purchase Agreement, Wei Zhou and Hans Schuld became directors of the Company on October 12, 2001, and the former directors, Grayson Hand and Gordon Keevil, resigned. Apart from the transactions contemplated by the Stock Purchase Agreement, the new directors appointed J. David Darnell as an additional member of our board of directors.

     Effective October 1, 2001, we and WFC Management Corporation agreed to terminate the management agreement effective upon Mr.
Hand's resignation from the Board of Directors. Mr. Hand's resignation was deemed effective October 12, 2001.

     As of the filing date of this Transitional Report, the executive officers and directors and their ages are as follows:

           Name              Age                 Position
------------------------    -----   ----------------------------------
Wei Zhou                     32     Chief Executive Officer,
                                    President, Secretary and Director

James B. Stephens            56     Outgoing Vice President-Finance
                                    (Acting Principal Financial and
                                    Accounting Officer)

Hans Schuld                  54     Director

J. David Darnell             55     Director



     Wei Zhou is our Chief Executive Officer, President and Secretary. Mr. Zhou became a director on October 12, 2001.
Mr. Zhou is responsible for all of our day-to-day operations. From January 1997 through September 27, 2001, Mr. Zhou served as Managing Director of Tai Pan Trading GmbH, a Frankfurt, Germany-based enterprise that distributes mobile telecommunications equipment worldwide.

     James B. Stephens became our Vice President-Finance on October 4, 2001. He also currently serves as our Acting Principal Financial and Accounting Officer, although we do not anticipate that he will provide services to us after January 1, 2002. Prior to accepting an engagement with us, Mr. Stephens acted as Project Manager for Crescent Real Estate Equities, Ltd., a $5.0 billion public REIT, from 2000 through 2001 where he was responsible for the oversight and supervision of specific IT infrastructure issues. From 1994 to 1999, he was Vice President, Controller and Chief Accounting Officer for Pacific Retail Trust, a privately held Real Estate Investment Trust and from 1989 to 1994, he acted as an outside consultant to various companies serving senior financial advisory roles. Prior to that Mr. Stephens acted as Chief Accounting Officer for J.D. Sims & Co. (1987 and 1988), Chief Financial Officer for Daseke Commercial Properties (1986) and Chief Financial Officer for Blaeser Development Corp. (1981-
1986), each of which was engaged in real estate development.

     We are currently investigating an appropriate replacement for Mr. Stephens.

     Hans Schuld is a retired executive from IBM. Mr. Schuld became a director on October 12, 2001. In 1993, Mr. Schuld accepted a position with IBM's European Headquarters serving as Program Manager of RS6000 Supply and Demand Operations for Europe and certain emerging countries in the Middle East and Africa.
Mr. Schuld retired from IBM in June 2000.

     J. David Darnell is the Senior Vice President and Chief Financial Office of Nucentrix Broadband Networks, Inc. (Nasdaq:
NCNX), a provider of broadband wireless Internet and multichannel video services. Mr. Darnell became a director on October 15, 2001. From 1997 to October 2000, he served as Senior Vice President and Chief Financial Officer of ILD Telecommunications, Inc., a nationwide facilities-based provider of prepaid phone services and telecommunications outsourcing services. From 1993 to 1997, Mr. Darnell was Senior Vice President, Finance and Chief Financial Officer for SA Telecommunications, Inc., a publicly held, full-service interexchange carrier that provided a wide range of telecommunications services. From 1990 to 1993, Mr. Darnell served as Chief Financial Officer of Messagephone, Inc., a telecommunications technology and intellectual property firm. Before that, Mr. Darnell served as a financial executive in several other industries, including insurance, transportation, manufacturing and real estate.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company neither paid nor accrued any compensation to the executive officers as a group for services rendered to the Company in all capacities during the period from inception to September 30, 2001. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the Transitional Reporting Period. No cash bonuses were or are to be paid to such persons.

     As of September 30, 2001, the Company did not have any employee incentive stock option plans. However, on October 28, 2001, our board of directors approved the 2001
Long Term Incentive Plan, a copy of which was filed as
Exhibit 10.6 to our Acquisition 8-K, as amended, on December 26, 2001. The Plan provides for the issuance of up to 2,500,000 share of our common stock upon the exercise of stock options granted to directors, officers, employees, consultants, and advisors under the terms of the Plan. The
Plan requires the affirmative vote of the holders of a majority of the shares of our issued and outstanding stock. The board has obtained this approval through a written consent dated December 18, 2001, executed by Wei Zhou, our Chief Executive Officer, President and a director who owns in excess of a majority of the voting control of our company. Thus, a meeting to approve the Plan was unnecessary, and our board decided to forego the expense of holding a meeting to approve this matter. An information statement was mailed to our stockholders regarding the approval of the Plan on December 21, 2001, and the Plan will be deemed approved by the stockholders of the Company on January 10, 2002 (20 calendar days after the mailing of the definitive Information Statement to our stockholders).

     As of the date of filing of this Transitional Report, there are no stock options, warrants, or other convertible securities outstanding granting any person the right to convert into, exercise or otherwise acquire our shares of common stock, including under the 2001 Long Term Incentive Plan.


     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year to the executive officers of the Company. No other compensation not described above was paid or distributed during the period covered by this Transitional Report to the executive officers of the Company. Mr. Grayson Hand, our former President and a former director, provided his services to us pursuant to a management agreement with WFC Management Corporation, a company controlled by Mr. Hand. Under the terms of the management agreement, we agreed to pay WFC Management Corporation a management fee of $750 per month for a thirteen-month term in consideration for WFC Management Corporation providing management and administration services to us. These services included the services of Mr. Hand and provided that he spend more than 15% of his business time on Commodore Minerals affairs.

     Effective October 1, 2001, we and WFC Management Corporation agreed to terminate the management agreement effective upon Mr.
Hand's resignation from the Board of Directors. Mr. Hand's resignation was deemed effective October 12, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, at September 30, 2001, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly.


                         Name and address                Shares            Percent
Title of class         of beneficial owner        Beneficially Owned       of class
--------------      --------------------------    --------------------     --------
    Common          Grayson Hand                       7,000,000             51.7%
                    Director, President &
                    Chief Executive Officer
                    414, 1859 Spyglass Place
                    Vancouver, British Columbia

    Common          Gordon Keevil                          1,000              0.007%
                    Director
                    3790 Southridge Avenue
                    West Vancouver, BC
                    V7V 3J1

    Common          All Officers and                   7,001,000             51.7%
                    Directors as a Group
                    that consists of two
                    people



The percent of class is based on 13,544,000 shares of common stock issued and outstanding as of September 30, 2000.

     The following table sets forth, at December 27, 2001, the number of shares of common stock owned of record and held beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executives officers as a group. Unless otherwise indicated, all shares are owned directly.

                                         Number of
                                           shares     Percentage
                                        beneficially      of
           Person or group                 owned       Ownership
 ------------------------------------  -------------  ----------
Executive Officers and Directors:
     Wei Zhou........................    11,950,000      62.6%
     James Stephens..................        0             0
     Hans Schuld.....................        0             0
     J. David Darnell................        0             0
All Executive Officers and Directors
     as a Group (4 persons)..........    11,950,000      62.6%


The percentage of ownership is based on 19,089,455 shares of common stock issued and outstanding as of December 27, 2001.


Description of Securities.
-------------------------

     General. Our authorized capital stock consists of 100,000,000 shares of common stock at a par value of $0.001 per share.

     Common Stock. As of September 30, 2000, there were 13,544,000 shares of our common stock issued and outstanding that were held by approximately forty-nine (49) stockholders of record. At December 18, 2001, there were outstanding 19,089,455 shares of out common stock held of record by 15 holders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

     Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

     As of September 30, 2001, our common stock was a penny stock as defined by Rule 3a51-1 of the Securities Exchange Act of 1934. Accordingly, our common stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also make it so that fewer broker-dealers are willing to make a market and it may affect the level of new coverage we receive.

     Preferred Stock. In addition to our common stock, we will have 10,000,000 shares of "blank check" preferred stock authorized upon the adoption of our Amended and Restated Articles of Incorporation which have recently been approved by our board and by the holders of a majority of our common stock. For additional information about our Amended and Restated Articles of Incorporation, please see our Acquisition 8-K.

Disclosure of Commission Position of Indemnification for
Securities Act Liabilities
--------------------------------------------------------

     The Nevada Revised Statutes and our bylaws indemnify our officers and directors. For a complete description of these indemnification provisions, please see our Acquisition 8-K. We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court's decision.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Management Agreement with WFC Management Corporation. Mr. Grayson Hand, our former President and a former director, provided his services to us pursuant to a management agreement with WFC Management Corporation, a company controlled by Mr. Hand. Under the terms of the management agreement, we agreed to pay WFC Management Corporation a management fee of $750 per month for a thirteen-month term in consideration for WFC Management Corporation providing management and administration services to us. These services included the services of Mr. Hand and provided that he spend more than 15% of his business time on Commodore Minerals affairs. Effective October 1, 2001, we and WFC Management Corporation agreed to terminate the management agreement effective upon Mr. Hand's resignation from the Board of Directors. Mr. Hand's resignation was deemed effective
October 12, 2001.

     Option Agreement with Former Director. We acquired our option to obtain the 51% interest in the mineral claims pursuant to an agreement with Mr. Gordon Keevil, a former director and the owner of the mineral claims. We paid an aggregate of $10,000 to Mr. Keevil pursuant to this option.

     The Acquisition 8-K referenced the following additional transactions:

     Distribution/Advance to Wei Zhou. During September 2001, prior to the reverse acquisition involving Commodore Minerals, Intac International Holdings Limited distributed $290,759 to an entity controlled by Mr. Wei Zhou, our Chief Executive Officer and President, in connection with a cash dividend declared to stockholders. Ms. Yip Yin Kwan, an employee of the Company, was also a stockholder of the INTAC Operating Companies prior to the reverse acquisition but waived her right to receive a proportionate share of the distribution. The amount distributed to Mr. Zhou represented all of the net income of the company through the date of the dividend. In addition, during September 2001, Intac International Holdings Limited provided Mr. Zhou with a cash advance of $129,241 which may be offset against future salary, bonus or sales commissions. The $420,000 provided to Mr. Zhou, representing the aggregate amount of cash distribution and cash advance, was used by him to fund the acquisition of Commodore Minerals and certain acquisition costs as described in that Current Report on Form 8-K dated October 1, 2001.

     Acquisition of New Tech Handels GmbH. New Tech Handels GmbH, one of the INTAC Operating Companies, was acquired from Ms. Yiling Huang and Ms. Nadine Zecher. Ms. Huang is the spouse of Wei Zhou, our Chief Executive Officer and President. Intac International Holdings Limited paid approximately $25,000 (U.S.) for all of the equity interests of New Tech Handels GmbH. At the time of the acquisition, Intac International Holdings Limited and New Tech Handels GmbH were not entities under common control.

     Promoter of Commodore Minerals. Wei Zhou is a founder of Intac International Holdings Limited company and was primarily responsible for proposing the transaction between the INTAC Operating Companies and the Company. At the time of the acquisition of the INTAC Operating Companies, Mr. Zhou controlled both the INTAC Operating Companies and the Company. Accordingly, he may be deemed a promoter for purposes of federal securities laws.



                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          The following exhibits are filed as a part of, or incorporated by reference into, this Transitional
          Report on Form 10-KSB.

     2.1       Agreement and Plan of Reorganization, dated
               October 13, 2001, by and between Commodore
               Minerals, Inc., Intac Holdco Corp., Wei Zhou and
               Yip Yin Kwan.(1)

     2.2       Stock Purchase Agreement, dated September 28,
               2001, by and between Wei Zhou and Grayson Hand.(1)

     3.1       Amended and Restated Articles of Incorporation.(2)

     3.2       Amended and Restated Bylaws.(3)

     4.1       Specimen of Commodore Minerals, Inc. Common Stock
               Certificate.(4)

     10.2      Subscription and Investment Representation
               Agreement dated October 25, 2001 between Commodore
               Minerals, Inc. and Tony Brahil.  (filed herewith)

     10.1      Option Agreement dated November 22, 2000 between
               Commodore Minerals, Inc. and Gordon Keevil.(4)

     10.2      Management Agreement between Commodore Minerals,
               Inc. and WFC Management Corp. dated December 1,
               2000.(4)

     10.3      Consulting Services Agreement, dated October 16,
               2001, by and between Commodore Minerals, Inc. and
               J. David Darnell.(1)

     10.4      Consulting Services Agreement, dated October 4,
               2001, by and between Commodore Minerals, Inc. and James B. Stephens.(1)

     10.5 Employment Agreement, dated October 16, 2001, by and between Commodore Minerals, Inc. and Wei
               Zhou.(1)

     10.6      INTAC International 2001 Long Term Incentive
               Plan.(2)

     21.1      Subsidiaries of the Registrant (filed herewith).

     23.1      Consent of Morgan & Company, Chartered Accountants
               (filed herewith).

          --------------------------------------------

          (1)  Filed as Exhibit Number Indicated to Current
               Report on Form 8-K, originally filed with the Securities and Exchange Commission on October 30,
               2001.

          (2)  Filed as Exhibit Number Indicated to Current
               Report filed on Form 8-K/A originally filed with the Securities and Exchange Commission on December
               26, 2001.

          (3)  Filed as Exhibit Number Indicated to Current
               Report on Form 8-K originally filed with the Securities and Exchange Commission on October 15,
               2001.

          (4) Filed as Exhibit Number Indicated to Form SB-2 filed with the Securities and Exchange Commission on January 9, 2001.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the period covered by this Transitional Report.

SIGNATURES:

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 28, 2001


                              COMMODORE MINERALS, INC.

                              BY: /s/   WEI ZHOU
                                 ------------------------------
                                 Wei Zhou, President, Chief
                                   Executive Officer and a
                                   Director


                              BY:  /s/ J. David Darnell
                                 ------------------------------
                                 J. David Darnell, Director


                              BY:
                                 ------------------------------
                                 Hans Schuld, Director

                        INDEX TO EXHIBITS


  Exhibit                       Description

    2.1     Agreement and Plan of Reorganization, dated October
            13, 2001, by and between Commodore Minerals, Inc.,
            Intac Holdco Corp., Wei Zhou and Yip Yin Kwan.(1)

    2.2 Stock Purchase Agreement, dated September 28, 2001, by and between Wei Zhou and Grayson Hand.(1)

    3.1     Amended and Restated Articles of Incorporation.(2)

    3.2     Amended and Restated Bylaws.(3)

    4.1     Specimen of Commodore Minerals, Inc. Common Stock
            Certificate.(4)

    4.2     Subscription Agreement and Investment Representation
            Agreement dated October 25, 2001 between Commodore
            Minerals, Inc. and Tony Brahil. (filed herewith)

   10.1     Option Agreement dated November 22, 2000 between
            Commodore Minerals, Inc. and Gordon Keevil.(4)

   10.2     Management Agreement between Commodore Minerals,
            Inc. and WFC Management Corp. dated December 1,
            2000.(4)

   10.3     Consulting Services Agreement, dated October 16,
            2001, by and between Commodore Minerals, Inc. and
            J. David Darnell.(1)

   10.4     Consulting Services Agreement, dated October 4,
            2001, by and between Commodore Minerals, Inc. and James B. Stephens.(1)

   10.5 Employment Agreement, dated October 16, 2001, by and between Commodore Minerals, Inc. and Wei Zhou.(1)

   10.6     INTAC International 2001 Long Term Incentive Plan.(2)

   21.1     Subsidiaries of the Registrant (filed herewith).

   23.1     Consent of Morgan & Company, Chartered Accountants
            (filed herewith).


       (1) Filed as Exhibit Number indicated to Current Report on Form 8-K originally filed with the Securities and Exchange Commission on October 30, 2001.

       (2) Filed as Exhibit Number Indicated to Current Report filed on Form 8-K/A originally filed with the Securities and Exchange Commission on December 26,
             2001.

       (3) Filed as Exhibit Number Indicated to Current Report on Form 8-K originally filed with the Securities and Exchange Commission on October 15, 2001.

       (4) Filed as Exhibit Number Indicated to Form SB-2 filed with the Securities and Exchange Commission on January 9, 2001.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)


                      FINANCIAL STATEMENTS


            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)




                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors........................      F-1

Balance Sheet as of September 30, 2001
  and November 30, 2000...............................      F-2

Statement of Loss and Deficit for the
  ten months ended September 30, 2001 and
  for the period from date of inception
  September 20, 2000 to September 30, 2001............      F-3

Statement of Stockholders' Equity at
  September 30, 2001 and November 30, 2000............      F-4

Statement of Cash Flows for the ten months
  ended September 30, 2001 and for the period
  from date of inception September 20, 2000 to
  September 30, 2001..................................      F-5

Notes to Financial Statements.........................      F-6

                        AUDITORS' REPORT




To the Directors of
Commodore Minerals, Inc.
(An exploration stage company)


We have audited the balance sheets of Commodore Minerals, Inc. (an exploration stage company) as at September 30, 2001 and November 30, 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2001 and November 30, 2000, and the results of its operations, cash flows, and changes in stockholders' equity for the periods then ended in accordance with United States generally accepted accounting principles.




Vancouver, B.C.

December 3, 2001                            Chartered Accountants

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                          BALANCE SHEET
                    (Stated in U.S. Dollars)






----------------------------------------------------------------------------
                                                 SEPTEMBER 30  NOVEMBER 30
                                                    2001          2000
----------------------------------------------------------------------------
ASSETS

Current
  Cash                                           $  9,247      $ 75,355
  Prepaid Exploration Advances                          -         3,750
                                                 ---------------------------
                                                    9,247        79,105

Option To Acquire Mineral Properties                    -         2,500
                                                 ---------------------------

                                                 $  9,247      $ 81,605
============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities       $ 10,838      $  7,201

SHAREHOLDERS' (DEFICIENCY) EQUITY

Share Capital
  Authorized:
    100,000,000 common shares, par value $0.001 per share

  Issued and outstanding:
     13,544,000 common shares                      13,544        13,544

Additional paid-in capital                         69,456        69,456

Deficit Accumulated During The
  Exploration Stage                               (84,591)       (8,596)
                                                 ---------------------------
                                                   (1,591)       74,404
                                                 ---------------------------

                                                 $  9,247      $ 81,605
============================================================================



See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  STATEMENT OF LOSS AND DEFICIT
                    (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                      DATE OF
                                                     TEN             INCEPTION
                                                    MONTHS          SEPTEMBER 20
                                                    ENDED             2000 TO
                                                 SEPTEMBER 30       SEPTEMBER 30
                                                     2001              2001
-----------------------------------------------------------------------------------
Expenses
 Bank charges and foreign exchange              $     (502)         $     (502)
 Transfer agent and filing fees                      1,885               1,885
 Management fees                                     6,750               6,750
 Office and sundry                                     105                 105
 Mineral property exploration expenses              11,881              11,881
 Professional fees                                  40,876              49,472
 Consulting fees                                    15,000              15,000
                                                -----------------------------------

Net Loss For The Period                             75,995              84,591


Deficit Accumulated During The Exploration
 Stage, Beginning Of Period                          8,596                   -
                                                -----------------------------------


Deficit Accumulated During The Exploration
 Stage, End Of Period                           $   84,591          $   84,591
===================================================================================

Net Loss Per Share                              $    (0.01)
==========================================================

Weighted Average Number Of Shares Outstanding   13,544,000
==========================================================



See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY

            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)



                                     Common Stock
                               ----------------------------------
                                                       Additional
                                                        Paid-In
                                 Shares     Amount      Capital      Deficit    Total
                               ----------------------------------------------------------
Opening balance,
  September 20, 2000                    -   $     -    $     -     $      -    $      -

November - Shares issued for
cash at $0.001                  7,000,000     7,000          -            -       7,000

November - Shares issued for
cash at $0.01                   6,500,000     6,500     58,500            -      65,000

November - Shares issued for
cash at $0.25                      44,000        44     10,956            -      11,000

Net loss for the period                 -         -          -       (8,596)     (8,596)
                               ----------------------------------------------------------

Balance, November 30, 2000     13,544,000    13,544     69,456       (8,596)     74,404

Net loss for the period                 -         -          -      (75,995)    (75,995)
                               ----------------------------------------------------------

Balance, September 30, 2001    13,544,000  $ 13,544    $69,456     $(84,591)   $ (1,591)
                               ==========================================================


See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                     STATEMENT OF CASH FLOWS
                    (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                      DATE OF
                                                     TEN             INCEPTION
                                                    MONTHS          SEPTEMBER 20
                                                    ENDED             2000 TO
                                                 SEPTEMBER 30       SEPTEMBER 30
                                                     2001              2001
-----------------------------------------------------------------------------------
Cash Flows From Operating Activity
  Net loss for the period                       $  (75,995)         $  (84,591)


Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activity
   Write off of mineral property option payment      2,500               2,500
   Prepaid exploration advances                      3,750                   -
   Accounts payable                                  3,637              10,838
                                                ----------------------------------
                                                   (66,108)            (71,253)
                                                ----------------------------------

Cash Flows From Investing Activity
   Mineral property                                      -              (2,500)
                                                ----------------------------------

Cash Flows From Financing Activity

   Share capital issued                                  -              83,000
                                                ----------------------------------

Increase (Decrease) In Cash                        (66,108)              9,247


Cash, Beginning Of Period                           75,355                   -
                                                ----------------------------------

Cash, End Of Period                             $    9,247          $    9,247
==================================================================================

See accompanying notes to financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

  a)Organization

     Commodore Minerals, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A., on September 20, 2000.

  b)Exploration Stage Activities

     Through September 30, 2001, the Company had been in the process of exploring its mineral property and had not yet determined whether the property contained ore reserves that are economically recoverable.

     The recoverability of amounts shown as mineral property costs is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof. See Note 5.


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

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)



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

  c)  Foreign Currency Translation

     The Company's functional currency is the U.S. dollar.
     Transactions in foreign currency are translated into U.S.
     dollars as follows:

          i) monetary items at the rate prevailing at the balance sheet date;
          ii) non-monetary items at the historical exchange rate; and
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

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


3.   OPTION TO ACQUIRE MINERAL PROPERTY

  The Company entered into an option agreement, dated November 22, 2000, to acquire a 51% interest in a mineral claim block owned by a director and located in the Cariboo Mining Division of British Columbia. Since the Company allowed these mineral claims to lapse subsequent to September 30, 2001, the related costs have been expensed at September 30, 2001.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)



4.   RELATED PARTY TRANSACTION

  During the period ended September 30, 2001, the Company paid management fees of $6,750 (November 30, 2000 - $0) to a company controlled by a director.


5.   SUBSEQUENT EVENTS

  a) Effective October 1, 2001, pursuant to a Stock Purchase Agreement dated September 28, 2001 between Grayson Hand and Wei Zhou, Mr. Hand sold 7,000,000 shares of common stock of the Company, approximately 51.7% of the outstanding shares of common stock to Mr. Zhou in a privately negotiated transaction. After the transaction, which resulted in a change in control of the Company, Mr. Hand held no additional shares of common stock.

  b) Effective October 1, 2001, the Company terminated the management agreement with WFC Management Corporation.

  c) Effective October 11, 2001, the Company elected to allow the mineral option with regard to the mineral claim block located in the Cariboo Mining Division of British Columbia to lapse.

  d) On October 11, pursuant to the Stock Purchase Agreement, Mr.
     Zhou and Hans Schuld became directors of the Company, replacing Mr. Hand and Gordon Keevil.

  e) Effective October 13, 2001, the Company acquired ownership of all outstanding shares of Intac International Holdings Limited ("Intac"), a Hong Kong corporation, and its wholly-owned subsidiary, New Tech Handels GmbH ("New Tech"), a German corporation, by issuing 5,000,000 shares of common stock. The Company's acquisition of Intac will be accounted for as a reverse acquisition, in which Intac will be treated as having acquired the Company for accounting purposes. As a result, the historical operations of Intac and New Tech will be reported as the historical operations of the Company. The Company intends to change its name to INTAC International. Until such a name change is approved by a vote of the stockholders, the Company will operate under the assumed name of "INTAC International". The Company has abandoned mineral exploration as an operation and will, with the acquisition of Intac and its subsidiary, become a distributor of wireless handsets in the global telecommunications marketplace. As a result of the reverse acquisition, the accounting year end of the Company changed to December 31, 2001 which is the year end for Intac.

  f) On October 25, 2001, the Company issued 545,455 shares of common stock to a single private investor raising gross proceeds of approximately $3,000,000 for general working capital purposes.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)


6.   RECENTLY ISSUED ACCOUNTING PRINCIPLES

SFAS Nos. 141 and 142

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

The provisions of SFAS Nos. 141 and 142 shall be applied for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized and instead reviewed for impairment in accordance with APB No. 17 or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", until the date SFAS No. 142 is applied in its entirety.

 SFAS No. 141 will require the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform to the new separation requirements at the date of adoption. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments.

In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Because of the extensiveness of the efforts needed to comply, it is not practicable to reasonably estimate the impact of the adoption of these Statements on the Company's financial statements.

                    COMMODORE MINERALS, INC.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

            SEPTEMBER 30, 2001 AND NOVEMBER 30, 2000
                    (Stated in U.S. Dollars)


6.   RECENTLY ISSUED ACCOUNTING PRINCIPLES (continued)

SFAS No. 144

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 141 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date
to newly initiated disposal activities.      Therefore,
management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

SFAS No. 133

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000, as deferred by SFAS No. 137. Earlier application of all of the provisions of SFAS No. 133 is permitted, but the provisions cannot be applied retroactively to financial statements of prior periods. SFAS No. 133, as amended by SFAS No. 138, standardizes the accounting for derivative instrument by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial statements. The Company does not hold nor has it entered into any derivative contracts for the periods presented.