Form 10KSB
period 2001-12-31
INTAC INTERNATIONAL INC
filed 2002-04-17
CIK 1127439

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934,

  For the period from January 3, 2001 (Date of Inception) to December 31, 2001

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________

                       Commission File Number: 000-32621

                           INTAC INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

              Nevada                                     98-0336945
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)

     Unit 3-5, 17/F., Clifford Centre
       778-784 Cheung Sha Wan Road
           Kowloon, Hong Kong                               N/A
 (Address of principal executive offices)                (Zip Code)

        (Issuer's telephone number, including area code) (852) 2385-8789

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

                            [X]   Yes     [ ]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Issuer's revenues for its most recent fiscal year were $24,333,589.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on March 29, 2002 was $46,406,457 based on the average of the Registrant's bid and ask price on the OTC Bulletin Board. Shares held by non-affiliates were determined by beneficial ownership rules adopted pursuant to
Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten-percent stockholders, some of which may not be held to be affiliates upon judicial determination.

The number of shares of the Registrant's common stock, $0.001 par value per share, outstanding as of March 29, 2002 was 19,089,455.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive information statement to be filed with the Commission within one hundred (120) days following the Registrant's fiscal year end, or on or before April 30, 2002.

Transitional Small Business Disclosure Format [ ] Yes [X] No

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................3
   ITEM 1.  DESCRIPTION OF BUSINESS............................................3
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................22
   ITEM 3.  LEGAL PROCEEDINGS.................................................23
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............23

PART II.......................................................................23
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........23
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........25
   ITEM 7.  FINANCIAL STATEMENTS..............................................31
   ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................31

PART III......................................................................32
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................32
   ITEM 10. EXECUTIVE COMPENSATION............................................32
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....32
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................32

SIGNATURES....................................................................34

INDEX TO EXHIBITS.............................................................35

CONSOLIDATED FINANCIAL STATEMENTS............................................F-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         "Forward-looking" statements have been included throughout this Report. These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled "Business Risk Factors," as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in these factors and elsewhere in this Report could have an adverse effect on our business, results of operations or financial condition. You should also be aware that the "forward-looking" statements are subject to a number of risks, assumptions and uncertainties, such as:

         . changes in general business conditions or distribution channels in the wireless handset or automobile industries, and our ability to react to these changes;

         . the impact of competition in the wireless handset distribution and automobile distribution industries, as well as in industries that we may operate in the future;

         . our ability to continue to sell equipment outside of traditional distribution channels;

         . the anticipated benefits of our industry contacts and strategic relationships;

         . our ability to continue to purchase sufficient equipment on terms favorable to us;

         . political and economic events and conditions in China and other jurisdictions in which we operate;

         . the results of our intended diversification into other industries (such as real estate development and other business models) and geographic regions;

         . our status as an early-stage company with an evolving and unpredictable business model;

         .     our relatively few number of current suppliers and customers;

         . our lack of supply contracts with our vendors or distribution contracts with our customers;

         .     the advent of new technology;

         .     our anticipated rise in operating expenses;

         . the concentration of a significant portion of our wireless handset distribution business with a few large customers;

         . the highly competitive and constantly changing nature of the international wireless and automobile distribution industries;

         . our ability to satisfy our future capital requirements and our ability to react to market opportunities;

         . the low-margin nature of our distribution businesses and the increased expense structure assumed by us as a U.S. public company;

         .     our need for additional qualified management personnel;

         . complex regulations that apply to us as an operating company in China and elsewhere;

         . changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

         . other factors including those detailed in this Report under the heading "Business Risk Factors."

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the forward-looking statements set forth in this Report.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

OVERVIEW

         Our company, INTAC International, Inc., is a holding company with offices in China (Hong Kong and Beijing), Germany (Frankfurt) and the United States (Dallas, Texas). Through subsidiary companies, strategic relationships and other business alliances, we plan to pursue distribution and other business opportunities worldwide, although our current focus is primarily on opportunities in the Asia-Pacific Rim region.

         In October of 2001, we acquired all of the outstanding shares of INTAC International Holdings Limited, a Hong Kong corporation ("Holdings"), and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation ("New Tech"). Today, these subsidiaries operate our telecommunications Wireless Handset Distribution Segment (the "Wireless Handset Distribution Segment"). Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors worldwide.

         During the first quarter of 2002, we launched our automobile distribution segment (the "Automobile Distribution Segment") by placing an order for approximately $1.5 million of automobiles. We expect to receive these products and distribute them through free trade zones in China during the second fiscal quarter of 2002.

         In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific region and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments.

         Our stock currently trades in the United States on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, an inter-dealer quotation service ("OTCBB"), under the symbol "INTN" and in Europe on the Frankfurt Stock Exchange under the symbol "WKN 805768." Throughout this Report, references to "INTAC," "we," "us," and "our" refer to INTAC International, Inc. and its operating subsidiaries.

GENERAL BACKGROUND

         We were incorporated under the name "Commodore Minerals, Inc." under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation. Our initial business operations concentrated on mineral exploration. Although we never conducted any mineral exploration activities directly, we partnered with others in mineral exploration activities.

         On September 28, 2001, Mr. Zhou acquired a controlling interest in us by purchasing 7,000,000 shares of our stock in a private transaction with one of the organizers of Commodore Minerals, Inc. ("Commodore"). On October 13, 2001, we entered into a Reorganization Agreement with Holdings and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the "Reorganization"). Pursuant to that transaction, Holdings became our wholly owned subsidiary and New Tech, previously a subsidiary of Holdings, became our indirect subsidiary. For more detailed information on the Change of Control, please see our Current Report on Form 8-K, filed with the U.S. Stock and Exchange Commission ("SEC") on October 15, 2001 (the "Change of Control 8-K"). For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our consolidated financial statements reflect the historic business operations of Holdings.

         Upon the consummation of the Reorganization Agreement, we became a distributor of wireless handsets in the global wireless telecommunications marketplace. Our customers include wholesalers, agents, retailers and other wireless equipment distributors worldwide. During the the period from January 3, 2001 (inception) to December 31, 2001, we distributed substantially all of our wireless handset products into Hong Kong, although we also distributed into other parts of Asia-Pacific and Europe. We generally do not sell our products to end-users. We distribute wireless handsets manufactured by major mobile communications equipment manufacturers including Siemens, Samsung, Nokia, Motorola and Ericsson. We currently maintain operations and sales offices in Frankfurt, Germany and Hong Kong, and during December 2001, we opened a representative office in Beijing, China.

         Our founder and Chief Executive Officer has over five years of experience in supply channel and distribution channel development for the wireless handset industry. We believe that we have developed a distribution system that will allow us to capture an increasingly larger portion of the expanding worldwide wireless handset market without incurring significant added infrastructure cost. We intend to pursue this objective by (i) focusing on our core competencies, (ii) capitalizing on our existing geographic footprint, (iii) expanding our global sales capabilities, and (iv) complementing our existing business with selective strategic acquisitions.

         Holdings and New Tech, our operating subsidiaries, commenced initial operations in January 2001 and January 2000, respectively, although we did not acquire New Tech until September 2001. Consequently, we are an early stage company, with a very limited operating history upon which investors and others can evaluate our company, our current business and our prospects. See "Business Risk Factors - We are an early stage company and therefore our business and prospects are difficult to evaluate."

BUSINESS STRATEGY

         Our primary business strategy involves participating in selective business opportunities in the Asia-Pacific Rim region, with particular emphasis on China. Our initial business activities have focused on distribution opportunities in the wireless handset and automobile industries. In addition, to the extent that our business models can be readily applied outside of our primary target geographical region, we will also pursue opportunities in these other regions. Our primary focus of pursuing business opportunities in China and nearby areas is intended to capitalize on current inefficiencies in the distribution of products into China, our ability to leverage our business relationships in China that have been primarily developed by our Chief Executive Officer, Wei Zhou, and our ability to quickly react to changing marketing conditions to take advantage of windows of opportunity in various business segments.

         Efficient Distribution Strategy

         In our Wireless Handset Distribution Segment and Automobile Distribution Segment, we are pursuing an "efficient distribution" strategy that we believe provides us with a competitive advantage in these markets. We believe that each of these markets is characterized by multiple distribution levels that add costs to the ultimate consumer without providing corresponding value added services or product distinction. By reducing the number of distribution layers between the manufacturer and the retail distributors, we are able to compete based upon price with other distribution networks. In addition, we seek to take advantage of windows of opportunity to acquire products at discounted prices that may become available from time to time. We believe that our ability to take advantage of perceived inefficiencies in the distribution markets for the wireless handset and automobile industries will provide us with the following competitive advantages:

         . Focus on Best Selling Products. In our wireless handset distribution business, we have established relationships with industry leaders, including network operators, large retailers and other worldwide distributors. Through these relationships, we expect to receive up to date industry information regarding trends in consumer buying patterns for wireless handsets. This information should enable us to trade in only those models that we believe are the most popular among end-users, thereby reducing our inventory risk and increasing the number of inventory turns per month when compared to that of our competitors.

         . Ability to Quickly Modify Inventory Mix. We differ from other distributors in that we do not stock continuing lines of handsets. Although we attempt to offer a consistent availability of inventory, we purchase from a variety of manufacturers to take advantage of promotional and other discount opportunities. As a result, we can offer a higher proportion of low cost inventory than our competitors. We believe that this strategy permits us to be more flexible in our inventory purchases than we would be if governed by certain manufacturers' distribution agreements.

         . Reputation as a "Best Source" Provider. In our wireless handset business, we compete primarily on price and availability. We are capable of shipping orders for as few as 100 wireless handset units, although our average order is much larger. Accordingly, we believe we are well positioned to serve the growing unaffiliated retailer base. Further, we believe that our ability to quickly source mobile telecommunications equipment at favorable prices provides us with a key competitive advantage as a secondary supplier to the operator-affiliated retailers.

         . Exploitation of the Spot Market. As a participant in the "spot market" for wireless handsets, there is no set price to us for the purchase of inventory. The pricing is usually negotiated for each transaction based on the current market prices for similar equipment, the location of the equipment, the number of handsets to be moved, the cost and effort anticipated in packing and shipping the units, and other relevant factors. Likewise, we determine our selling prices on the basis of current market conditions, the number of items we have on hand, target profit margins for various products and other relevant factors. Consequently, unlike other distributors who buy and sell equipment at predetermined prices or formula, we operate on an opportunity basis, buying and selling inventory during periods of market opportunity.

         Our system of efficient distribution involves substantial risk. Our business model is based on a belief in the future of our industry that is contrary to the generally held belief that our industry is shifting away from pure distribution services to a mix of distribution services and ancillary services, such as logistics services. We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives. If we are unable to implement our business model effectively, our business, results of operations and financial condition would be materially adversely affected.

         Growth Strategy

         Our objective is to rapidly expand our position in the industry and to enhance our operating performance. We intend to pursue this objective by implementing the following growth strategies:

         . Focus on Our Core Competencies. We intend to focus on our system of efficient distribution for wireless handsets. We do not currently intend to migrate toward a mix of product sales and accessory sales, nor do we expect to begin providing distribution services or other ancillary logistics services. We believe that our approach will provide us with greater flexibility to meet the demands of our customers, while at the same time providing us with the opportunity to grow a worldwide distribution network without significant added infrastructure cost.

         . Capitalize on Our Existing Geographic Footprint. We currently maintain our principal executive offices and a warehouse facility in Hong Kong. In December 2001, we opened a representative office in Beijing China. In July 2001, the number of cell-phone service subscribers in China surpassed U.S. levels, giving the country the most cell-phone users in the world. We believe that this growth has been caused by:

                  .     the lack of available landline service in China;

                  . the sheer size of the population of China, being the most populous nation in the world; and

                  .     the recent dramatic, economic growth in the region.

               According to J. P. Morgan Chase, the estimated number of mobile telephone subscribers in China is approximately 150 million currently and will expand to almost 300 million by the end of 2005. We expect to capitalize on our existing presence in Asia-Pacific to successfully expand our distribution channel in China.

         . Expand Our Global Sales Capabilities. We target our customers predominantly through direct sales channels complemented by a range of external alliances and channels. We currently have six professionals in our wireless handset sales organizations in Asia-Pacific and Europe. We also routinely engage non-employee, commissioned sales agents to sell our products. We believe that in addition to expanding our presence in the markets currently served, we must also expand into other world markets. To expand our global reach, we are implementing a program to aggressively integrate additional wholesalers, agents, retailers and other wireless equipment distributors into our wireless product distribution channel.

         . Complement Our Existing Business with Selective Strategic Acquisitions. In order to grow into a leading worldwide provider of wireless handsets, we believe that expansion through acquisitions, as well as internal growth will be necessary. Accordingly, we expect to pursue the acquisition of companies that sell products and services that either complement or expand our existing business. We may also expand to other businesses or opportunities in areas or industries that we believe present attractive opportunities for our stockholders but which are outside pure handset distribution. We believe that significant acquisition opportunities exist and that our willingness to retain existing management will make us an attractive acquiring party.

         Geographic Focus

         In December of 2001, China entered the World Trade Organization ("WTO"), representing the culmination of a decade-long shift from a centrally planned economy to a market economy. We believe that China's WTO membership will generate tremendous benefits for China, such as expanding trade, spearheading economic reform, attracting foreign investment, and fostering the rule of law. With its entry into the WTO, China has embarked on an ambitious series of steps to reform its trade and business environment. For example, China is undertaking major changes in import and export rights; however, until the reform has been completed, trading rights will remain the subject of government approval. We have leveraged our contacts in China to allow us to take advantage of emerging opportunities in the wake of the current reform. We expect to continue to develop strategic contacts in the region as the plan for liberalizing Chinese distribution services follow the new open-door growth pattern.

         We expect China's WTO membership to fundamentally redefine China's relations with other countries, especially with the United States, its most significant export market, as well as its neighbors throughout Asia. WTO membership will allow China to defend its trade interests using the WTO dispute-settlement system. Chinese exporters are expected to benefit from the certainty that their trading partners must obey WTO rules. For example, WTO members will no longer be able to discriminate against Chinese products in their home markets. We expect that China's membership in the WTO will make it more attractive to foreign investors, and that foreign investments will result in more high-paying jobs, more government tax receipts, more technology transfers and, ultimately, more consumer spending. China's WTO commitments should facilitate increased competition in every sector of the economy. As a result of increased trading opportunities, Chinese consumers should benefit as competition encourages a larger range of choices, lower prices, and higher quality in consumer products and sources. We expect the combination of reduced trade barriers and the anticipated related increase in the standard of living in China to significantly increase the demand for consumer products and services in China, including wireless handsets and automobiles.

         We believe that the recent reforms in China will enable us to participate in various investment opportunities in China. Our first entry into the Chinese distribution market was accomplished in October of 2001 through our acquisition of operating subsidiaries that distribute premium brand wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors into Hong Kong and mainland China (and throughout the world). In early 2002, we began importing and distributing automobiles into mainland China. The automobiles are imported primarily from Europe and Asia, and are resold to dealers and other distributors in "free trade" zones within China. We are also considering strategic alliances or partnerships that would allow us to participate in China's suburban residential real estate and office markets. Although we would prefer to partner with a local company with experience within specific geographic markets within China, we may, if the right opportunity is presented, elect to pursue real estate acquisition and development opportunities within China on our own.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

         The Chinese Market

         General. The Chinese Ministry of Information Industry (the "MII") estimated the number of installed handsets to have been 25 million in 1998, 43 million in 1999, 85 million in 2000, and 130 million in 2001, representing an annual growth rate of approximately 73%. In July of 2001, China was reported to have surpassed the United States to become the largest market for wireless communications, with more than 160 million subscribers.

         Growth Potential. Since the early 1990s, the telecommunications market in China has grown approximately 20% per year. The break-up of China Telecom into fixed-line, mobile, satellite and paging entities and the transfer of the paging section to China Unicom may introduce some competition into the services market. The Chinese Central Government is also considering the entry of new telecommunications operators. These competing companies will seek the best quality products at the lowest price, possibly leading to increased equipment sales opportunities for foreign and domestic firms.

         China's MII is expected to digitize public and private networks; build a nationwide broadband network using fiber optic cable, microwave and satellite systems; expand the nationwide GSM mobile network and deploy CDMA systems; improve management and billing systems; and promote Internet usage, especially electronic commerce.

         In early 1999, the MII introduced a telecommunications product licensing system, which requires the issuance of a license for all telecommunications equipment before being marketed in China. The MII encourages operators to purchase domestically manufactured products to support national telecommunications manufacturers. The MII is also pressing for reviews of joint venture contracts to ensure that foreign partners are transferring sufficient amounts of technology. Greater flexibility is sometimes shown to foreign companies that have exclusive technology or are willing to invest in priority areas such as rural inland China. In addition, China has committed to permitting foreign interests to own up to 50% of Chinese telecom companies under its WTO obligations. This is expected to provide further impetus for growth.

         China Unicom, the only carrier licensed to build and operate the CDMA system, has completed its first phase of CDMA networks that cover all the 31 provinces and municipalities in China and has more than 15 million subscribers. By its estimate, the subscribers of China Unicom's CDMA networks will reach 50 million in 2003 when the second phase has been completed. As a result, CDMA handsets will be needed to meet the demand, and the potential market in China for CDMA handsets alone could reach over $1 billion by 2003.

         In addition to conventional wireless communications, Frost & Sullivan, an international marketing company, believes China will become the largest Wireless Application Protocol ("WAP") market in the world in three years. The drivers for this wireless Internet market will further increase the potential for growth in use of mobile handsets.

         The low personal computer ("PC") penetration rate indicates that wireless Internet may be the future of Internet growth in China. China's Internet market is reaching an estimated 20 million users, but its growth has been constrained by the low PC penetration rate. By the end of August 2000, the installed base of PCs in China was 24 million, with the corporate market representing 58% of the total market and the consumer market comprising 42 percent. Less than 3% of homes in China have a personal computer. Therefore, mobile phones, with 160 million subscribers, could become the best devices for many Chinese people to embrace the Internet.

         Multinational telecom vendors are promoting the wireless Internet to justify their investments in the market. In 2001, Alcatel became the first Fortune 500 company to move its Asia-Pacific headquarters to China. Almost at the same time, Nokia and Motorola promised to invest in the Chinese market. These moves demonstrate the companies' confidence in the potential of the market.

         Telecom carriers are also competing to better position themselves for future growth. Since May of 2001, China Mobile and China Unicom have launched wireless Internet services. China Mobile is introducing mobile-phone banking and stock trading with WAP services in the cities of Shenzhen, Zhuhai and Tianjin. China Unicom is also upgrading its WAP services in cities such as Beijing, Shanghai, Tianjin and Chongqing.

         As more efficient networks are put into operation in more cities, more Internet services are expected to become available. There are an estimated 600,000 wireless Internet users in China, and it is anticipated that this number will reach 30 million by 2004.

         Growth in the Industry

         Growth in the number of wireless handset users worldwide has been fueled by several factors, including:

         . expansion of network operators into previously unserved areas, particularly in portions of Asia-Pacific;

         .     increased deregulation;

         .     availability of appropriate additional wireless spectrum;

         .     convergence of Internet, voice, data and other technologies;

         . increasing consumer demand for advances in wireless technologies and handset functionality; and

         .     decreasing consumer prices for handsets and wireless service.

According to the EMC World Cellular Database, an industry research firm, the number of wireless subscribers worldwide will increase from approximately 728 million at the end of 2000 to approximately 1.0 billion in 2001 and 1.7 billion in 2003. Gartner Dataquest, a unit of Gartner, Inc., a market research firm, expects that the number of mobile telephone units sold during calendar 2001 alone will exceed 450 million. We expect that the consumer trend of upgrading handsets will continue as end-users purchase newer, more feature-laden models to replace existing equipment.

         Industry Challenges

         Despite the increasing demand for wireless handsets, numerous factors have converged in recent years to create new challenges for traditional wireless equipment distributors. These factors include the following:

         Increasing Number of Equipment Manufacturers and Available Models. Originally, there were a relatively few number of manufacturers of mobile communications equipment. However, within the last several years, numerous other companies, including those that have historically manufactured consumer electronics (such as Haier), have also entered the market. In addition, as technology has expanded and features have been added, the number of available models per manufacturer has also increased. We expect both of these trends to continue as the demand for wireless handsets continues to increase. We believe that because many traditional distributors attempt to inventory a commercially adequate supply of handsets for each manufacturer by model, they are experiencing greater costs and higher inventory risk. Further, we believe that these distributors tend to turn their inventory fewer times per month.

         Lack of Brand Loyalty. Competition among handset manufacturers is intense, resulting in constant changes in market share between manufacturers. Although the industry remains largely dominated by three vendors (specifically, Nokia, Motorola and Siemens), numerous smaller manufacturers have entered the market, further increasing the competition among manufacturers. We believe that consumer handset selection is based less on brand name loyalty and more on features and functionality, size and appearance, pricing and incentives and perceived technological advancement. We also believe this trend will continue. Accordingly, we contend that those distributors having long-term distribution agreements with vendors and manufacturers or agreements containing "minimum commitments" will find it more difficult to react to consumer preference changes.

         Unaffiliated and Operator-Affiliated Retailer Base. Because of the strong growth in worldwide users of mobile communications, the number of retail locations selling wireless handsets is also increasing. We believe that many of these locations are unaffiliated with a network operator and are generally free to purchase inventory from any entity they desire. We expect that this trend has been fueled somewhat by the number of repeat users desiring to purchase new equipment but who do not desire to switch their existing service provider. Many of these retailers, or the distributors that serve them, generally desire to purchase in smaller quantities not readily available from traditional distributors. In addition, we recognize that the vast majority of operator-affiliated retailers must rely on secondary sources of supply. In either case, we believe that the purchasing agents in these situations are motivated to buy from a distributor on the basis of price and availability and, to a lesser extent, on the basis of a prior business relationship. Consequently, we expect that those distributors that compete on a basis other than price, availability and relationship will find it increasingly difficult to reach the unaffiliated retailer and operator-affiliated base.

         Price Volatility. Over the last several years, prices for wireless handsets have become increasingly volatile. This volatility is due, among other things, to increased supply into the various sales channels, a larger number of manufacturers, and a slow-down in the economy generally. As a consequence of this volatility, a "spot market" has developed in which large quantities of inventory can be purchased and sold at the then prevailing market price. Prices for equipment can vary as much as 10% from one day to the next. Traditional distributors often find it difficult to participate or benefit from this spot market due to their contractual arrangements with the manufacturers.

         Traditional Response to Industry Challenges

         In response to the industry challenges, many distributors have expanded their focus to provide ancillary products (such as accessories) and ancillary services (such as warehousing, customized packaging, "inventory management," and other "logistics services") to their customers. Many traditional distributors believe that ancillary products and services carry a higher gross margin than merely the distribution of wireless handsets. At the same time, many large network operators and manufacturers are embracing the move to an outsourced solution for their distribution needs because of their ability to shift to the distributor:

         . the significant initial and continuing costs of maintaining warehouse facilities and providing logistics services;

         .     the risks associated with inventory management and storage; and

         . the other efficiency issues associated with maintaining an infrastructure that must expand and contract to meet consumer demand.

Similar to other distribution industries that have migrated to a "full service" approach, we believe that handset distributors are facing increasing costs for personnel, IT infrastructure, warehouse facilities and general overhead. We believe that as wireless equipment manufacturers continue to migrate toward a mix of products and services, traditional distributors will find it increasingly difficult to efficiently integrate and manage these separate operations into a cost-effective solution for their customers. Consequently, we expect that as revenues for full service distributors increase, their expected efficiencies of scale may not.

AUTOMOBILE DISTRIBUTION INDUSTRY

         Prior to China's entry into the WTO, an import tariff of 90% was imposed on foreign automobiles by the Chinese government. With China's entry into the WTO, import tariffs are being reduced, over time, to 15%. With this gradual decrease in the import tariffs, we expect demand for foreign automobiles to increase.

         In the first quarter of 2002, we placed our first order for automobiles to be distributed into China. The market for imported automobiles and other large ticket items is growing rapidly as China is lowering its import tariffs as mandated by its WTO obligations.

         We will apply the same "efficient distribution" strategy that we use for our wireless handset business to this business segment, and expect to partner with existing Chinese car dealers and distributors to develop this business segment. As with our wireless handset business segment, we believe that our efficient distribution-premised business model will allow us to operate with greater flexibility at modest risk in the Automobile Distribution Segment.

         Our vehicles will be placed on display and distributed through China's free trade zones, initially Huangpu and Tianjin. These particular free trade zones were initially selected to test the business model because of their geographic locations and advantages. We are in the process of establishing a separate Chinese subsidiary for each region. The subsidiary to operate in the Huangpu free trade zone will distribute mainly Japanese-made vehicles to China's southern regions. The subsidiary to operate in the Tianjin free trade zone will service the northern regions of China and distribute mainly European-made vehicles. In addition, each subsidiary will be able to cross-sell the other's products depending on the requests of the dealers with whom the company anticipates partnering.

         We anticipate that the vehicles will be displayed in the free trade zones where participating car dealers will come to pick up the vehicles. These Chinese car dealers will be required to obtain the necessary permits and quotas from the Chinese government and will be responsible for paying any customs duties, value-added-taxes and other charges prior to the vehicles being delivered to them by us. We expect to utilize third-party shipping companies for delivery logistics and warehousing of products prior to delivery to the dealers. We expect to be assessed only nominal warehouse or storage charges as the shipping companies will receive their revenues mainly for shipping and delivery of the product.

         We expect to realize higher gross margins while underpricing our competitors because we do not anticipate adding additional layers of distribution (i.e., middlemen). Currently, we believe our competitors, particularly our Hong Kong competitors, have two or more layers of distribution, each of which adds to the final cost of delivery of the vehicle. Due in large part to Mr. Zhou's business and government contacts, we will be able to distribute the vehicles directly to car dealers in China.

OTHER ANTICIPATED BUSINESS SEGMENTS

         We are also exploring other business opportunities in China, including, among other things, real estate development projects. We contemplate forming several subsidiaries to manage investments in these business segments.

         We have identified residential real estate development of the suburbs in China's largest metropolitan areas as a proposed business segment that offers an expanding opportunity and we are investigating establishing a Chinese subsidiary to facilitate our participation in residential real estate development projects. Because the current Chinese law prohibits a foreign company to engage in independent real estate projects, we expect to form joint ventures or strategic alliances with established and experienced Chinese real estate companies. Through various subsidiary entities, we would act as an equity partner in entities established to develop identified real estate projects. The new entities would then obtain construction financing from banks in order to develop the identified real estate projects.

         Upon completion, the real estate project would be sold to other investors, providing us with an exit strategy. While the new development entities would be managed by the real estate developers, we expect to retain the ability to restrict certain corporate actions and to maintain a presence on the governing bodies of the development entities. In return for providing the equity financing to establish the development entity, we would receive a preferred distribution from the profits generated by the sale of the property. In addition, as a silent equity partner, our risk of loss would be limited to our initial investment in the developmental entity in the event of a market downturn or cost overruns.

         We currently expect our real estate projects to be focused on either residential apartments or office suites. Residential projects usually require less capital outlay because their cost structure is less expensive, and apartments can be sold before they are completed. In addition, mortgage financing is typically available to purchasers of residential apartments. Although office suites require more capital to develop, they are expected to provide a higher return because of the high demand for premier office space in China's largest metropolitan areas.

         To date, we have not taken any steps toward forming a real estate subsidiary and the idea is still in the initial planning stages. Whether we establish this business segment is, in large part, contingent upon the reforms being promulgated by the Chinese Central Government and the continued expansion and transformation of the Chinese economy.

BUSINESS RISK FACTORS

         Readers of this Report should consider carefully the following business risk factors in evaluating our company and its prospects. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results, and could result in the complete loss of any investment.

         Risks Related To Our Business

         We are an early stage company and therefore our business and prospects are difficult to evaluate

         Holdings and New Tech, our operating subsidiaries, commenced initial operations in January 2001 and January 2000, respectively, although New Tech was not acquired by INTAC until September 2001. Therefore, these companies have not operated collectively for any appreciable period of time, nor do we have any meaningful operating history on which to base an evaluation of our business and prospects. In addition, we launched our automobile distribution business in the first quarter of 2002. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development. Some of the risks and difficulties we expect to encounter include our ability to:

         . adapt and successfully execute our evolving and unpredictable business model;

         .     obtain favorable pricing on our inventory purchases;

         .     sell our products outside of traditional distribution channels;

         .     manage our inventory costs and obsolescence risks;

         .     manage and adapt to rapidly changing and expanding operations;

         . implement and improve operational, financial and management systems and processes;

         .     respond effectively to competitive developments;

         . raise the necessary capital to finance the growth of our operations;

         .     attract, retain and motivate qualified personnel; and

         .     manage each of the other risks set forth below.

Because of our lack of operating history and the early stage of our development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

         Our efficient distribution business model may not be successful which could result in the need to quickly change our growth strategy or business plan

         Our "efficient distribution" business model is premised upon our ability to acquire inventory in bulk at competitive prices and quickly resell the products into other geographic markets. We are a pure distribution business, and we do not currently offer any additional services or product enhancements to accompany the sale of our inventory. To the extent that customer preferences dictate that additional services or product enhancements are required to successfully compete in the wireless products industry, we may be forced to quickly change our business plan. While we attempt to distinguish ourselves based upon price and our ability to adapt to changes in market trends, many of our competitors couple their distribution of wireless communications products with product enhancements and services.

         We do not maintain sufficient redundant sources of supply at this time

         We have historically purchased substantially all of the cellular telephones (commonly referred to as "wireless handsets") resold by us from only a few wholesalers. Although we intend to seek out and obtain additional sources of supply in the near future, we do not currently have any commitments of supply from any other sources. Accordingly, we are currently dependent on our existing few suppliers to provide us with adequate inventories. To the extent that any manufacturers or distributors to existing or future suppliers terminate or modify the terms of their relationships with our suppliers to discourage resales by us, our suppliers may cease providing products to us at the favorable pricing that we currently enjoy. Any decrease in our number of suppliers, or in the terms available from them, could cause us to purchase inventory at higher prices.

         Our five largest customers represent a majority of our business and our success depends, in significant part, on our ability to retain them as customers.

         Our largest customers represent a majority of our business. For the period from inception to December 31, 2001, our five largest customers represented 56.3% of our business, respectively. We do not maintain contracts with these or any other of our customers. If any one or more of these customers were to reduce or stop purchasing products from us prior to the time that we were able to obtain significant additional customers and thereby reduce our reliance on them, our business, operating results and financial condition would be materially adversely affected. We cannot assure you that any of our principal customers will be customers of ours in future periods.

         We do not have any vendor or customer contracts which renders our supply and distribution channels particularly unstable

         We do not have any long-term agreements with our suppliers, and instead we acquire our inventory pursuant to purchase orders at prices that fluctuate frequently. In addition, we resell our inventory to various retail and wholesale distributors based upon purchase orders at varying prices, and we do not have any long-term contracts with any of our customers. Accordingly, our suppliers are not contractually obligated to sell to us in the future and our customers are not contractually obligated to buy from us in the future.

         Our business operates on a low-margin basis and our margins may be reduced in the future

         Our business operates on a high-volume, low-margin basis. Our ability to generate sales is based upon our having an adequate supply of products. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. In addition, we expect our operating expenses to increase significantly as we expand into new geographic markets and incur additional personnel, legal, accounting and other costs associated with operating as a public company. Therefore, our future profitability will depend on our ability to increase sales to cover our additional expenses. We may not be able to substantially increase sales rates. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

         We are subject to risks of inventory price declines and obsolescence

         We purchase inventory at prices that fluctuate regularly, sometimes daily, based upon market conditions. Although we typically locate a buyer for all or some portion of a supply order prior to effecting a purchase from our suppliers, we necessarily assume inventory, price erosion and obsolescence risks for all unsold or unallocated products. These risks are especially significant because wireless telephone products generally are characterized by rapid technological change and obsolescence which affects customer demand. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. Our initial operations have focused primarily on wholesale distribution networks, which generally have a shorter inventory cycle than retail sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value.

         We are a small player in a highly competitive environment

         We compete with numerous well-established companies, many, if not most, of which are larger and have greater capital and management resources than we do. In certain markets, we face competition from manufacturers of products that we resell and from our own suppliers. We compete primarily on the basis of price, inventory availability, delivery time and our customer relationships. To the extent our competitors market the same or similar products and have superior financial resources, those competitors will be better able to withstand substantial price competition and to implement extensive promotional programs. We expect price competition to increase in the future. Because of this intense competition, wholesale distributors, including our company, generally operate with low gross margins. Our ability to remain competitive will be largely dependent on our ability to control costs and protect profit margins, and to anticipate and respond to various factors affecting the industry. These factors include new products introductions; changes in consumer preferences, demographic trends, international, national, regional and local economic conditions; and discount pricing strategies implemented by competitors. In addition, our business plan could be adversely affected if product manufacturers elected to market wireless products directly to consumers rather than through distribution networks. The trend for direct sales by manufacturers to end-users has accelerated in the European Union, and therefore has reduced the margins and business opportunities for companies like ours that resell a manufacturer's products. In addition, we face competition from network operators that discount the price of wireless communications products in connection with promotional efforts to sell wireless communications services. No assurance can be given that we will compete successfully in the wholesale distribution market, particularly as we enter new international markets.

         We will need additional financing, almost immediately, to grow our business

         Our inventory purchases generally require the payment in full of the purchase price of the inventory prior to its delivery. Therefore, our ability to grow our business and acquire additional inventory is dependent upon increasing our working capital resources. Our recently launched automobile distribution business will result in significantly increased working capital requirements. We expect to make an initial deposit for all vehicles when ordered (which we expect will be offset by customer deposits), and to make payment full for all vehicles upon delivery to us from the manufacturer. After our payment for the vehicles, we expect that it will take an estimated four to six weeks before we sell the vehicles and receive payment for the order. Therefore, we will need to finance the inventory during this period. Notwithstanding the fact that we raised $3,000,002 in a private placement of our common stock on October 25, 2001, we are continuing to seek additional working capital to grow our business. To the extent we are unable to increase our working capital assets, we will not be able to significantly increase our inventory purchases and accordingly, the growth of our sales could be restricted. In addition, we may expand to other geographic markets and the start-up costs for distribution and other marketing channels in new geographic markets will require additional capital. We do not currently have any lending arrangements with any banks or other third parties, nor do we have any commitments to obtain such an arrangement. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of our common stockholders. If we are unable to obtain substantial increases in our working capital resources, our ability to increase our revenues and profits will be materially and adversely affected.

         The growth we seek is rare

         Substantial future growth will be required in order for us to realize our business objectives. Growth of this magnitude is rare, especially in weakened economic periods such as that currently experienced throughout the world. To the extent we are capable of growing our business as necessary, we expect that such growth will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls in each of these areas. We must also establish, train and manage a much larger work force. If we do not manage the growth of our business effectively, our revenues and profits could be materially and adversely affected.

         Mr. Zhou controls our management and the outcome of any stockholder vote

         As of December 18, 2001, Mr. Zhou had voting power with respect to 11,950,000 shares, or 62.6%, of our common stock. As a result, Mr. Zhou controls all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations, sales of substantially all of our assets or a transaction that could result in our company ceasing to be publicly held. Mr. Zhou is also our Chief Executive Officer and a director of our company.

         We depend, almost entirely, on the services of Mr. Zhou

         Our success is substantially dependent on the efforts of Wei Zhou, our Chief Executive Officer. In addition to the fact that Mr. Zhou is our founder and the key contact with all of our most significant suppliers and customers, he is currently our only full-time executive officer. Therefore, we are almost entirely dependent on his services. The loss or interruption of the continued full-time service of Mr. Zhou would materially and adversely affect our business. We do not maintain key man insurance on the life of Mr. Zhou. To support our anticipated growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain such necessary personnel, it could have a materially adverse effect on our growth.

         If we experience problems in our distribution operations, we could lose customers

         In addition to inventory suppliers, we depend on several other third parties over which we have limited control, including, in particular, freight forwarding companies and common carriers. We have no long-term relationships with any of these parties. We are therefore subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such parties to provide services to us in a timely manner, which could damage our reputation.

         Because of factors unique to us and our forecast of anticipated financial performance, the market price of our common stock is likely to be particularly volatile

         Daily trading in our common stock has only recently commenced. Because of the manner in which we became a public company, the relatively few number of shares available for resale on the OTCBB, the early stage of our business and numerous other factors, the trading price of our common stock is likely to experience significant fluctuations in the future. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by our suppliers or our competitors; changes in conditions or trends in the wireless telecommunications industry; changes in governmental regulation; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general, all could affect future stock performance. From time to time, we also may publicly forecast anticipated performance goals, and our failure to meet such expectations could adversely affect our future stock performance. Investors should not consider acquiring our common stock to the extent they are unable to absorb a complete loss of their investment.

         Our common stock is subject to the "penny stock" rules, which may make it a less attractive investment

         Our common stock currently trades on the OTC Bulletin Board. Although we intend to file an application to list our stock on the Nasdaq Stock Market's National Market or SmallCap Market at some point in the future, we may not meet the initial listing standards for either of these markets for some time, if at all. Therefore, we cannot provide any assurances that a liquid trading market will exist at the time any investor desires to dispose of any shares of our common stock. In addition, our common stock may at any time be subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker- dealers who sell such securities to persons other than established customers and accredited investors. An accredited investor is generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of our common stock.

         Risks Related To Our Industry

         New technologies may reduce the demand for our products

         The technology relating to wireless handsets changes rapidly, and industry standards are constantly evolving, resulting in product obsolescence and short product life cycles. If other companies develop and commercialize new technologies or products in related market segments that compete with existing wireless technologies, it could materially change the types of products that we may be required to offer or result in significant price competition. Notwithstanding our efficient distribution strategy, product obsolescence could result in significantly increased inventories of our unsold products. Furthermore, if we elect to stock our inventories in the future with any of these technologies and products, we will run the risk that our existing customers and consumers may not be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies. There is no assurance that new technologies will not reduce the demand for our products.

         We may become subject to suits alleging medical risks associated with our wireless handsets

         Lawsuits or claims have been filed or made against manufacturers of wireless handsets over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. Because of our participation in the distribution of wireless handsets, we may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us is successful, it would likely have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

         Risks Attributable To International Operations

         We are subject to risks of currency fluctuations and exchange restrictions

         Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. A substantial portion of our business currently involves the purchase of wireless telephones in Europe for resale in the Asia-Pacific region. We attempt to manage the risk of foreign currency devaluation by holding wireless telephone products that are not allocated to a particular customer in inventory for a short time (typically less than 30 days) and by requiring our customers to pay cash (in local currency) for the full price of an order upon delivery. However, our inventory cycle for our automobile distribution segment is expected to increase to 45 days. To the extent that our inventory cycle increases, the risks of currency fluctuations decreasing our gross margins on sales of our products will increase. In addition, in some countries, local currencies may not be readily converted into Euros or U.S. dollars (or other "hard currencies") or may only be converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.

         Our industry depends upon the development and expansion of wireless communications systems

         The expansion of our business in international markets in many cases is dependent upon the activation and expansion of wireless communications systems by wireless carriers and upon the quality of those systems. The failure of wireless carriers to activate or expand sufficient wireless communications systems in foreign countries could inhibit our growth. Similarly, the failure of foreign governments to authorize the installation of wireless communications systems, or an unexpected change in government policy related to the installation of wireless communications systems, could materially and adversely affect our revenues and profits.

         Our international operations subject us to other significant risks

         Our international operations expose us to a wide variety of other risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in foreign trade and investment laws in the territories and countries where we operate. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could materially and adversely affect our revenues and profits.

         We are subject to risk of political instability and trade sanctions within China

         China has traditionally been a closed market with strict political controls. As China shifts to a market economy, growing economic and social freedoms may conflict with the more restrictive political and governmental policies. In addition, democratic countries throughout the world have, from time to time, attempted to use economic and other sanctions to achieve political or social change in other countries. In addition, the Chinese government has continuously failed to recognize the independence of Taiwan and, from time to time, has threatened military action in the region when Taiwanese independence has been asserted. Each of these factors could result in economic sanctions, economic instability, the disruption of trading and war within China and the Asia-Pacific Rim region, any of which could result in our inability to conduct business operations in China. Because a substantial majority of our business is currently within China, the disruption of distribution channels into China would have a material and adverse consequence to us.

THE PRODUCTS WE DISTRIBUTE

         We distribute wireless handsets manufactured by major mobile communications equipment manufacturers including Siemens, Samsung, Nokia, Motorola and Ericsson. For the three months ended December 31, 2001, and for the period from inception to December 31, 2001, a substantial majority of total handset sales were products manufactured by Siemens, Motorola and Samsung.

         Our wireless handset products are compatible with most network operators, as well as analog and digital standards such as GSM, CDMA, TDMA, AMPS, IDEN(R) and other developing technologies. All of our handsets come fully packaged in their original containers and carry the manufacturer's original warranty. We have not previously experienced any appreciable amount of warranty related issues.

         In the first quarter of 2002, we placed an order for approximately $1.5 million of vehicles manufactured in Europe, which we plan to have delivered to "free-trade" zones in China and sold in the second quarter of 2002. We expect to distribute automobiles from time to time in the future through free-trade zones from various European and Asian manufacturers. The automobile products that we distribute will be determined based upon available pricing, perceived demand, relative exchange rates, and production and quota limitations.

OUR SUPPLY CHANNEL

         Handsets are available to us at low prices for a variety of reasons, including our ability to quickly move large quantities of wireless handsets, the inability of a vendor to sell sufficient product through regular channels, the cancellation of orders placed by other distributors and the termination of business by a manufacturer or wholesaler. Currently, our access to sources of equipment is based primarily on relationships which we and our management have established over approximately the last five years. Other sources of product include other distributors, network operators and independent brokers. We receive information about new sources of products from prior contacts, online resources, advertising and industry publications. Our Chief Executive Officer currently handles all inventory procurement and has the most significant industry contacts. As yet, we have not been able to purchase inventory directly from a manufacturer. We currently do not have any supply agreements or authorized distribution agreements with any manufacturers or other vendors and, therefore, all of our inventory is purchased on the "spot market," mainly from other wholesalers. We expect that we will begin purchasing a larger portion of our inventory from network operators and manufacturers in the future, although there can be no assurances in this regard. Our experience has indicated that network operators and other wholesalers look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels. However, this situation could change if manufacturers or our suppliers decide to discourage the use of our distribution channels.

         During the period from inception to December 31, 2001 we made purchases from more than ten suppliers, substantially all of which are other wholesalers. Our two largest suppliers of wireless handsets accounted for approximately 57.2% of our product purchases for the period from inception to December 31, 2001 respectively. At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; although we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships will be important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

         We believe that the relationships with our suppliers are generally good; however, we have from time to time experienced inadequate product supply. Any future failure or delay by our suppliers in supplying us with products on favorable terms would severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis.

         The market for wireless handset products is characterized by rapidly changing technology and frequent new product introductions, often resulting in product obsolescence or short product life cycles. Our success depends in large part on our ability to anticipate and adapt our business to such technological changes. There can be no assurances that we will be able to identify, obtain and resell products necessary to remain competitive or that competitors or manufacturers of wireless handsets will not market products that have perceived advantages over our products or that render the products sold by us as obsolete or less marketable. We maintain some investment in product inventory and, therefore, we are subject to the risks of inventory obsolescence and excessive inventory levels. We attempt to limit these risks by managing inventory turns. Because of our international operations, our inventory is also exposed to certain political and economic risks.

         We do not currently have any established relationship with automobile manufacturers, although we are attempting to develop relationships in this industry segment. Demand for imported automobiles will be influenced by consumer preference, relative exchange rates between the exporting and importing countries, production limitations of certain manufacturers, the presence of other distribution channels between the manufacturer and the importing country, and the pricing offered to us by the manufacturer. We do not have any supply contracts with any automobile suppliers and, therefore, cannot assure you that we will be able to obtain automobiles on a competitive basis, if at all. In addition, China imposes import quotas on various manufacturers and countries for automobiles, and therefore our ability to deliver automobiles into China may be restricted by the use quota requirements.

OUR DISTRIBUTION CHANNEL

         During the period from inception to December 31, 2001 aggregate revenues generated from our five largest customers accounted for approximately 56.3% of our total revenues, respectively. During those same period, 238 Telecom Limited, Sparkle Trading Limited, and Mr. Poon Trading represented 21.6%, 13.3% and 11.2%; of our total revenue, respectively.

         Products are generally delivered by common carriers to our warehouse facilities in Hong Kong or Frankfurt or designated freight forwarders. Thereafter, we inspect, count and prepare the orders for shipment or pick up by the customers.

         We do not generally maintain inventory for a long period of time. Instead, we generally seek to have a buyer for our equipment prior to the time an order is placed with a vendor. The time between a customer's purchase order and the completion of the sale of that item is generally less than 10 days. Although we assume certain inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels and our system of efficient distribution minimize the risk. To date, our expenses resulting from write-downs of excess inventory have not been material.

         We generally sell our products pursuant to a customer purchase order and subject to our confirmation containing terms and conditions. Because orders are generally not accepted unless they can be filled within days of receipt, backlog is generally not material to our business.

         We expect to distribute automobiles through free-trade zones in Huangpu and Tianjin, China through Chinese car dealers and distributors. These Chinese car dealers will be required to obtain the necessary permits and quotas from the Chinese government and will be responsible for paying any customs duties, value-added taxes and other charges prior to the vehicles being delivered to them by us. We expect to utilize third-party shipping companies for delivery logistics and warehousing of products prior to delivery to the dealers.

SALES AND MARKETING

         Our sales and marketing efforts for wireless handsets are coordinated in Hong Kong, Frankfurt and Beijing by a Manager for that particular office. These Managers, who report directly to our Chief Executive Officer, spend substantially all of their time developing and maintaining relationships with our customers and suppliers. Inside each office, our sales force of three full-time sales personnel operates on a named account basis rather than by geography, which allows us to maintain a single point of contact for each customer. In addition to our inside sales force, we also engage non-employee, commissioned sales agents to sell our products. Our largest accounts are handled directly by Mr. Zhou, our Chief Executive Officer. Our outside sales agents are compensated on a Commission Program that is designed to reward account profitability and promote sales growth into new geographic regions.

         As we attempt to expand our sales, marketing and procurement efforts into additional worldwide markets, we face a number of challenges, including:

         .     creation of new supply and customer relationships;

         .     recruiting skilled sales personnel; and

         . difficulties and costs associated with managing and staffing a larger, more geographically diverse operation.

We cannot be certain that one or more of these factors will not harm our future efforts to expand globally.

         During the first quarter of 2002, we began to market the sales of our automobiles to dealers and distributors through free-trade zones in China. Our sales and marketing efforts for automobiles are coordinated in Beijing by sales persons who report directly to our Chief Executive Officer. Our automobile sales force currently consists of five full-time sales personnel. We expect our sales and procurement personnel serving the automotive distribution segment to increase as we expand this business segment.

SEASONALITY

         We are aware that handset sales are influenced by a number of seasonal factors including customer buying patterns, product promotions, availability of distribution channels, holidays and product supply and pricing, and as a result, we adjust buying to reflect the anticipated level of sales activity. While we have no experience regarding the seasonality of automobile buying patterns within China, automobile sales are typically seasonal, and fluctuate based upon the release of new product lines and year-end tax and other incentive programs offered by manufacturers. Annual WTO-imposed tariff reductions may also affect the seasonality of our sales, in that customs may defer purchases at year end to receive the benefit of reduced tariffs in the following year. In addition, we also expect that our sales will be influenced by cyclical economic conditions in the different countries in which we operate. An economic downturn in one of our principal markets could materially and adversely affect our revenues and profits.

COMPETITION

         Competition among wireless handset distributors is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We compete primarily on the basis of:

         .     price;

         .     inventory availability;

         .     delivery time; and

         .     our customer relationships.

Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. Such competitors can generally undertake more aggressive pricing policies, move more inventory and make more attractive offers to customers, distribution partners and suppliers than we can. Additionally, substantially all of our existing and prospective customers have established long-standing relationships with one or more of our competitors or potential competitors. Consequently, we cannot be certain that we will be able to expand our customer list or retain our current customers. We may not be able to compete successfully against our current or future competitors and competition could materially and adversely affect our revenues and profits.

         Our competitors include:

                    In Asia-Pacific                                         In Europe
--------------------------------------------------   ---------------------------------------------------

government-owned distributors that have retail       Brightpoint;
outlets;

First Mobile;                                        Cellstar;

Global Tech Holdings;                                wireless handset manufacturers that sell directly
                                                     into our distribution channel; and

numerous other smaller distributors, resellers and   numerous other small distributors, resellers and
agents.                                              agents.

         We expect competition in the automobile distribution industry to be intense as the demand for foreign automobiles grows and the opportunities presented by this emerging industry become more apparent. We expect to compete primarily on the basis of :

         .     price;

         .     inventory availability;

         .     delivery time;

         .     our customer relationships; and

         .     our manufacturer relationships.

         We expect to encounter intense competition, including competitors who have in the past entered into joint ventures with automobile manufacturers in order to bypass import quota restrictions. Companies such as Taikwoo Enterprises Ltd. will compete directly with us and have a longer operating history in the free trade zones and existing relationships with Chinese dealers. We anticipate being able to compete with these more established competitors due mainly to our manufacturing relationships, our efficient distribution business model and our ability to deliver automobiles at a lower cost as a result of less distribution layers. Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. These competitors can generally move more inventory and make more attractive offers to customers, distributions partners and suppliers than we can.

EMPLOYEES

         As of March 31, 2002, we had 14 full-time employees, including 8 in sales and marketing, 3 in warehouse and distribution services and 3 in general and administrative functions. In addition, we routinely engage up to 10 part-time employees to assist with peak demands in our warehouse and distribution operations.

PLAN OF OPERATION

         This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in "Business Risk Factors" and elsewhere in this filing. See "Cautionary Statement Regarding Forward-Looking Statements." You should read the following discussion with our consolidated financial statements and related notes included elsewhere in this Report.

         Overview

         Our primary activities since inception have included:

               . developing our business model and other organizational matters;

               . developing and implementing relationships with suppliers of quality products;

               .     entering into distribution relationships;

               .     building our infrastructure; and

               .     developing our plan to access the U.S. capital markets.

Accordingly, the revenue and income potential of our business model is unproven, and our limited operating history makes it difficult to evaluate our prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, continue to develop and enhance our supplier relationships and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

         We operate through three direct and indirect wholly-owned subsidiaries, including:

         . INTAC International Holdings Limited, a Hong Kong corporation formed on January 3, 2001, which acts as the primary distributor of products into Asia-Pacific;

         . New Tech Handels GmbH, a German corporation formed on January 20, 2000 and acquired by Holdings in October 2001, which will act as our primary purchasing agent and distributor of products into Europe;

         . INTAC Holdco Corp., a Delaware corporation formed on October 10, 2001, which holds certain of the shares of INTAC International Holdings Limited; and

We are also in the process of establishing subsidiaries to operate in the Tianjin and Huangpu free-trade zones in China, through which we will conduct our automobile distribution business in China.

         Our 12-Month Plan

         Our plan of operation for the upcoming 12 months calls for the following:

         .     establishing additional sources of supply;

         . further developing our network of wholesalers, agents, retailers and other distributors worldwide, particularly in the Asia-Pacific region;

         .     expanding our representative office in Beijing;

         .     recruiting sales personnel to further expand our global reach;

         . negotiating and consummating a transaction to provide us with additional working capital; and

         . developing a suitable managerial, operational and financial infrastructure to support possible growth.

         During the second quarter of 2002, we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. Although we believe that our cash from operations will be sufficient to permit us to continue as a going concern until at least March 31, 2003, no assurances can be given that this will prove accurate or that our expenses will not increase faster than expected. In this regard, we note that by becoming a public company under the Exchange Act, we expect to incur significant additional costs not previously borne by us. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations or growth plans.

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

         We expect to increase the number of full and part-time persons employed by us by approximately 25 by the end of 2002. Specifically, we expect to retain the following:

         . 10 additional sales persons to be employed from the Beijing office; and

         . 9 additional sales and/or administrative persons to work out of our other offices; and

         .     6 additional warehouse personnel.

ITEM 2.       DESCRIPTION OF PROPERTY.

         On October 11, 2001 we allowed our option to acquire a 51% share in the Clisbako mineral claim to expire. The expiration of the option required no additional cost to us.

         As of March 31, 2002, we leased approximately 7100 square feet for our operations. Our current leased properties are:

          Location                          Size             Description
------------------------------  --------------------------   -----------------------------

Kowloon, Hong Kong                          918 s.f.         Headquarters and Warehouse
Frankfurt, Germany                        3,000 s.f.         Office
Beijing, China                            3,000 s.f.         Office
Dallas, Texas                               150 s.f.         Office

         The Hong Kong lease expires in March 2003. The Frankfurt lease commenced February 1, 2002 and expires in January 2004. The Beijing lease was entered into on December 10, 2001 and is scheduled to expire in December 2002. The Dallas, Texas lease commenced February 1, 2002 and expires January 2003. Our current total lease obligations are approximately US $66,054 per year.

         In addition to our leased facilities, we also frequently utilize the storage capabilities of our vendors and freight-forwarders. We believe that the terms we receive for storage space from those parties is comparable to, or better than, the terms we could obtain for additional leased facilities.

ITEM 3.       LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, nor is our property subject to such proceedings, as of the date of this report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 28, 2001, our board of directors approved the following actions:

         The amendment and restatement of the articles of incorporation which, among other things, accomplished the following:

         Changed the formal corporate name from "Commodore Minerals, Inc." to "INTAC International, Inc.;"

         Increased the indemnification protection afforded to officers and directors; and added 10,000,000 shares of "blank check" preferred stock to authorized capitalization.

         Adopted 2001 Long Term Incentive Plan to provide issuance of up to 2,500,000 shares of common stock upon the exercise of stock options granted to directors, officers, employees, consultants and advisors under the terms of the Plan.

         The matter was approved pursuant to Section 78.320 of the Nevada General Corporation Law, that a majority of a corporation's voting power may take action in written consent that could have been taken at a meeting of the stockholders. As of date of record, December 18, 2001 we had 19,089,455 shares of common stock outstanding. Wei Zhou, our chief executive officer, President and director executed a written consent with respect to the 11,950,000 shares of common stock owned by him (representing 62.6% of the total outstanding shares) that approved the Amended and Restated Articles and the approved Plan. There was not a meeting of the shareholders, nor was one required under Nevada General Corporation Law.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock became eligible for trading on the NASD's Over-the-Counter Bulletin Board, an inter-dealer quotation service ("OTCBB") on June 20, 2001 under the symbol "CERL." Effective October 4, 2001, we changed our trading symbol on the OTCBB to "INTN" and we continue to trade under that symbol on the OTCBB. Effective October 18, 2001, our common stock was approved for listing and began trading on the Frankfurt Stock Exchange under the symbol WKN 805768. Prior to October 4, 2001, there was no significant trading in, or market for, our common stock.

         The following table sets forth the high and low bid prices for our stock on the OTCBB for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                                          BID PRICE
                                                             ---------------------------------
QUARTER ENDING                                                     LOW                HIGH
--------------                                               -----------------   -------------
December 31, 2001 (commencing October 4, 2001)               $       2.75        $     7.35

         The closing price for our common stock on April 12, 2002 was $5.55

         Additionally, effective October 18, 2001, our common stock began trading on the Frankfurt Stock Exchange.

         The OTCBB is a regulated quotation service for subscribing members that displays real-time quotes, last sales prices and volume information for over-the-counter equity securities. OTCBB securities are limited to the securities of issuers that are current in their reports filed with the U.S. Securities and Exchange Commission, although no other maintenance standards are imposed.

         We have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in our business.

         As of March 29, 2002, there were approximately 13 holders of record of our common stock holding an aggregate of 19,089,455 shares.

         Our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. As a result of these additional requirements, an investor may find it more difficult to dispose of our common stock. See "Business Risk Factors - Our common stock is subject to the 'penny stock' rules which may make it a less attractive investment."

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2001, we issued and sold unregistered securities in the transactions described below:

         . On October 13, 2001, we issued an aggregate of 5,000,000 shares to Wei Zhou, our current Chief Executive Officer and a director, and Ms. Yip Yin Kwan, a former stockholder of one of the INTAC Operating Companies, in connection with the acquisition of the INTAC Operating Companies. This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) or Regulation D promulgated thereunder.

         . On October 25, 2001, we issued 545,455 shares of our common stock to a single private investor for $3,000,002 (or approximately $5.50 per share). This transaction was exempt from the registration requirements of the Securities Act under
               Section 4(2) or Regulation D promulgated thereunder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We were incorporated under the name "Commodore Minerals, Inc." under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation. Our initial business operations concentrated on mineral exploration. Although we never conducted any mineral exploration activities directly, we partnered with others in mineral exploration activities.

         On September 28, 2001, Mr. Zhou acquired a controlling interest in us by purchasing 7,000,000 shares of our stock in a private transaction with one of the organizers of Commodore Minerals, Inc. ("Commodore"). On October 13, 2001, we entered into a Reorganization Agreement with INTAC International Holdings Limited ("Holdings") and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the "Reorganization"). Pursuant to that transaction, Holdings became our wholly owned subsidiary and New Tech, previously a subsidiary of Holdings, became our indirect subsidiary. For more detailed information on the Change of Control, please see our Current Report on Form 8-K, filed with the U.S. Stock and Exchange Commission ("SEC") on October 15, 2001 (the "Change of Control 8-K"). For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our financial statements reflect the historic business operations of Holdings.

         The period presented represents our initial period of operations and therefore comparisons against prior periods is not possible. For a description of our plan of operation for the next twelve months, please see the information set forth under the caption "Plan of Operation" of this Report. The following is a presentation of the results for the period from January 3, 2001 (date of inception) to December 31, 2001 and should be read in conjunction with the annual audited financials contained herein.

         Our revenue for the fiscal year ended was derived from the distribution of premium brand wireless handset products to mobile communication equipment wholesalers, agents, retailers and other distributors in Europe and Asia. Our percentage revenue by geographic sector was:

Europe                            22.6%

Asia                              77.4%
                                 ------

Total                            100.0%

         Our cost of goods sold is comprised of the cost of the wireless handset products we distribute and freight costs.

         Our selling, general and administration expenses are comprised of:

         . sales expenses, together with commission expense, including commissions payable to sales staff; and

         . general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the

SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of our critical accounting policies and a brief discussion of each:

         .     Revenue recognition;

         .     Asset impairment;

         .     Foreign currency exchange; and

         .     Intangible assets and goodwill.

         Revenue Recognition. We expect to generate future revenues primarily from the distribution of wireless handsets and automobiles into China. In addition to China, we plan to distribute these products into Europe and other Pacific Rim countries.

         Our wireless handset revenues are generated from a quick turn of product. We recognize revenue upon delivery of product to our customers. They are sold "as is" and we do not provide the servicing of the wireless accounts, nor do we receive any usage revenue. Generally, we do not maintain any inventory of wireless handsets. Instead, we purchase products only upon the receipt of an order. Once an order is received, we solicit additional orders to gain greater discounts from manufacturers. Aggregate orders are then delivered in bulk to be allocated amongst customers. Our business model generally requires prepayment by both supplier and seller. This practice can limit future growth to the extent that sales are dependent on factors of working capital resources and customer demand.

         Asset Impairment. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flow are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flow. We have not experienced any events or changes that would indicate that the carrying amounts of any of our assets may not be recoverable.

         Foreign Currency Exchange. We are subject to fluctuations in foreign currencies, as customer orders may require multi-currency product and delivery transactions before the sale is complete. Additionally, a period of up to three months' time may lapse between when an order is placed until revenue and costs are recognized. We do not engage in hedging activities nor in financial derivatives.

         Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

         . significant underperformance relative to expected historical or projected future operating results;

         . significant changes in the manner or use of the acquired assets or the strategy for our overall business;

         .     significant negative industry or economic trends;

         .     significant decline in its stock price for a sustained period;
               and

         .     our market capitalization relative to net book value.

         If we determine that the carrying value of identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting our average cost of funds. Net intangible assets and goodwill amounted to approximately $59 thousand as of December 31, 2001.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we will not amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 will require us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. We are required to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 3, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001

         All of our operations during the fiscal year ended December 31, 2001 were attributable to the distribution of mobile phones. For the year ended December 31, 2001, revenues of $24.3 million were generated. For the year, cost of goods sold were $23.7 million.

         Our gross profit from operations during the year was $0.6 million.

         Selling, general and administrative expenses were $0.6 million for year. During 2002, we expect the trend of increased personnel costs to increase, as we add an anticipated 30 additional employees. This increase is comprised of 12 additional sales persons to be employed from the Beijing office; 12 additional sales persons to work out of our other offices; and 6 additional warehouse personnel.

         We incurred a net loss of $0.1 million for the fiscal year.

         Our operating expenses and selling, general and administrative expenses are comprised of:

         .     operating expenses of warehouse and distribution staff;

         . sales expenses, together with commission expense, including commissions payable to sales staff; and

         . general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

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

LIQUIDITY AND CAPITAL RESOURCES

         General

         We used cash from operating activities of approximately $1.0 million in 2001. Cash flow from operating activities resulted primarily from our net loss less non-cash expenses. In October 2001, we received an equity investment of $3.0 million from a third-party investor. This equity investment and the cash flow generated by our wireless handset distribution business have financed our capital needs since October 13, 2001. Prior to that time, we were a development stage company and our operating costs were funded through sales. We do not currently have any credit facilities or similar arrangements to provide working capital. Instead, we rely on cash generated from operating activities and investing activities to enable us to acquire products for distribution. The liquidity and capital resources pertaining to our various operating segments are discussed below.

         Wireless Handset Distribution Segment

         We expect the capital needs for our Wireless Handset Distribution Segment to continue to be funded through cash generated from operating activities. Generally, we do not maintain any inventory of wireless handsets. Instead, we purchase products only upon the receipt of an order. Once an order is received, we are typically required to pay for the order by the wire transfer of funds. Therefore, to the extent that our working capital resources are insufficient to prepay for an order, our ability to procure inventory will be adversely impacted. We generally receive payment upon delivery of the wireless handset products to the customer, and usually receive payment from our customer within ten (10) days of the date of our payment for the inventory. Because of the requirement that we prepay for inventory orders for wireless handsets, our future growth in this segment may be limited to the extent that working capital resources are insufficient to meet customer demand. Our primary activities since inception have included:

         .     developing our business model and other organizational matters;

         . developing and implementing relationships with suppliers of quality products;

         .     entering into distribution relationships;

         .     building our infrastructure;

         . investigating additional business segment opportunities in the China market; and

         .     developing our plan to access the U.S. capital markets.

         Automobile Distribution Segment

         We also expect that the capital needs for our automobile distribution segment will be funded initially from cash flow generated from operations. Because of the higher cost of automobiles relative to wireless handsets, we will need significant additional capital to expand this business segment. Typically, the delivery cycle for an order of automobiles is approximately four months. Upon the placement of an order, we expect to place a 10% deposit with the manufacturer, which is offset by a non-refundable deposit of 15% from our customer. We are required to make full payment upon delivery from the manufacturer, following which takes us approximately four weeks to ship the automobiles to the China free-trade port for resale. Our customers are responsible for payment at the time of delivery, although we are responsible for the automobile during transit and in the event that a customer declines to accept delivery. If a customer were to decline delivery, the customer would forfeit the 15% deposit and we would then attempt to re-sell the automobile inventory through the China free-trade port. We believe that throughout the next twelve months, we will need between $5 to $7 million of additional capital to expand our automobile distribution segment. We may seek to satisfy this capital need through obtaining financing through manufacturers, banks or non-traditional lending sources, or from the sale of additional equity interests. We cannot assure you that such financing will be available on terms acceptable to us, if at all.

         Additional Business Opportunities

         For us to continue our expansion into additional business segments and to take advantage of emerging opportunities in China, we expect to raise additional capital primarily through private equity investments. In addition, we expect to partner with existing Chinese companies and entrepreneurs to minimize our capital requirements and investment risks. There is no assurance that we will be able to continue to fund our capital needs or maintain adequate liquidity to implement our business plan and take advantage of investment opportunities.

         During 2002, we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. We do not currently have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. Although we believe that our cash from operations will be sufficient to permit us to continue as a going concern through March 31, 2003, no assurances can be given that this will prove accurate or that our expenses will not increase faster than expected. In this regard, we note that by becoming a public company under the Exchange Act of 1934, as amended, we expect to incur significant additional costs not previously borne by us. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations or growth plans.

         Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and afterwards.

         Lease Commitments

         As of December 31, 2001, the total future minimum lease payments under non-cancelable operating leases of the Company's office facilities are as follows:

Period ending December 31,
2002                                                          $    66,054
2003                                                               20,778
thereafter                                                              -
                                                               ----------
                                                              $    86,832
                                                               ==========

For the period presented, rental expenses which are included in selling, general and administrative expense amounted to $25,321.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. We expect to complete the initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of December 31, 2001, we have unamortized goodwill and identifiable intangible assets of approximately $59 thousand, all of which will be subject to the transition provisions of SFAS No. 142. As all goodwill recorded is related to acquisitions subsequent to July 1, 2001, in accordance with SFAS 141 amortization expense related to goodwill was $0 for the year ended December 31, 2001. Because of the extensive effort needed to adopt SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on our financial statements at the date of this report, including the extent to which transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We will adopt SFAS No. 143 in fiscal year 2003. We do not expect the provisions of SFAS No. 143 to have any significant impact on our financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We will adopt SFAS No. 144 in fiscal year 2002. We do not expect the provisions of SFAS No. 144 to have any significant impact on our financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We may be affected by fluctuations in the translation of foreign currency. Currently, our primary currency risk arises from our purchase of inventory and distribution of products in different geographic regions with constantly changing relative exchange rate. As the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase. Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets. We do not use any derivative financial instruments to mitigate any of our currency risks. We do not currently have any credit facilities and therefore we are not subject to any risks associated with interest rate changes.

ITEM 7.     FINANCIAL STATEMENTS.

         The information required by this item is set forth in the Company's Consolidated Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective October 13, 2001, we dismissed Morgan & Company, Chartered Accountants ("Morgan") as our independent accountants, and selected KPMG LLP as our independent accountants to audit our consolidated financial statements for the year ending December 31, 2001.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information regarding directors and executive officers is incorporated herein by reference from the section entitled "Directors and Executive Officers" of our Definitive Information Statement (the "Information Statement") to be filed pursuant to Regulation 14C of the Securities and Exchange Act of 1934, as amended. The Information Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2001, or on or before April 30, 2002.

ITEM 10 - EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Information Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Beneficial Ownership of Shares" of the Information Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Information Statement.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         2.1    Agreement and Plan of Reorganization, dated October 13,
                2001, by and between Commodore Minerals, Inc., INTAC Holdco Corp., Wei Zhou and Yip Yin Kwan. (filed as Exhibit 2.1 to Current Report on Form 8-K dated October 13, 2001, filed with the Commission on October 30, 2001 (the "Reorganization Form 8-K") and incorporated herein by reference).

         2.2 Stock Purchase Agreement, dated September 28, 2001, by and between Wei Zhou and Grayson Hand (filed as Exhibit 2.2 to Reorganization Form 8-K and incorporated herein by reference).

         3.1    Amended and Restated Articles of Incorporation (filed as
                Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

         3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to Current Report on Form 8-K dated October 1, 2001, filed with the Commission on October 15, 2001 and incorporated herein by reference).

         10.1 Option Agreement, dated November 22, 2000, between Commodore Minerals and Gordon Keevil (filed as Exhibit 10.1 to Registration Statement on Form SB-2 on January 9, 2001 and incorporated herein by reference).

         10.2 Management Agreement between Commodore Minerals and WFC Management Corp., dated December 1, 2000 (filed as Exhibit
                10.2 to Registration Statement on Form SB-2 on January 9, 2001 and incorporated herein by reference).

         10.3 Consulting Services Agreement, dated October 16, 2001, by and between Commodore Minerals, Inc. and J. David Darnell (filed as Exhibit 10.3 to Reorganization Form 8-K and incorporated herein by reference).*

         10.4 Consulting Services Agreement, dated October 4, 2001, by and between Commodore Minerals, Inc. and James B. Stephens (filed as Exhibit 10.4 to Reorganization Form 8-K and incorporated herein by reference).*

         10.5 Employment Agreement, dated October 16, 2001, by and between Commodore Minerals, Inc. and Wei Zhou (filed as Exhibit 10.5 to Reorganization Form 8-K and incorporated herein by reference).*

         10.6   INTAC International 2001 Long Term Incentive Plan (filed as
                Exhibit 10.6 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

         21.1   List of Subsidiaries (filed herewith).

         --------------------

         *      Management agreement or compensatory agreement.

(b)      Reports on Form 8-K

         Form 8-K dated October 1, 2001 and filed on October 15, 2001.

         Form 8-K dated October 13, 2001 and filed on October 30, 2001.

         Form 8-K/A dated October 13, 2001 and filed on December 26, 2001.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 16, 2002                 INTAC INTERNATIONAL, INC.

                                        By: /s/ Wei Zhou
                                            ------------------------------------
                                            Wei Zhou, President, Chief Executive
                                            Officer and Director (Principal
                                            Executive Officer)

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                           Title                                            Date

/s/ Wei Zhou                                   President, Chief Executive Officer and           April 16, 2002
-------------------------------------------    Director (Principal Executive Officer)
Wei Zhou

/s/ James H. McAlister                         Vice President-Finance (Principal Financial      April 16, 2002
-------------------------------------------    and Accounting Officer)
James H. McAlister


/s/ J. David Darnell                           Director
-------------------------------------------                                                     April 16, 2002
J. David Darnell


/s/ Hans Schuld                                Director
-------------------------------------------                                                     April 16, 2002
Hans Schuld


                                INDEX TO EXHIBITS

      Exhibit                                                   Description
---------------------     ----------------------------------------------------------------------------------------

        2.1               Agreement and Plan of Reorganization, dated October 13, 2001, by and between Commodore
                          Minerals, Inc., INTAC Holdco Corp., Wei Zhou and Yip Yin Kwan. (filed as Exhibit 2.1 to Current Report on Form 8-K dated October 13, 2001, filed with the Commission on
                          October 30, 2001 (the "Reorganization Form 8-K") and incorporated herein by reference).

        2.2               Stock Purchase Agreement, dated September 28, 2001, by and between Wei Zhou and
                          Grayson Hand (filed as Exhibit 2.2 to Reorganization Form 8-K and incorporated herein by reference).

        3.1               Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

        3.2               Amended and Restated Bylaws (filed as Exhibit 3.2 to Current Report on Form 8-K dated
                          October 1, 2001, filed with the Commission on October 15, 2001 and incorporated herein by reference).

        10.1              Option Agreement, dated November 22, 2000, between Commodore Minerals and Gordon
                          Keevil (filed as Exhibit 10.1 to Registration Statement on Form SB-2 on January 9,
                          2001 and incorporated herein by reference).

        10.2              Management Agreement between Commodore Minerals and WFC Management Corp., dated
                          December 1, 2000 (filed as Exhibit 10.2 to Registration Statement on Form SB-2 on
                          January 9, 2001 and incorporated herein by reference).

        10.3              Consulting Services Agreement, dated October 16, 2001, by and between Commodore
                          Minerals, Inc. and J. David Darnell (filed as Exhibit 10.3 to Reorganization Form 8-K and incorporated herein by reference).*

        10.4              Consulting Services Agreement, dated October 4, 2001, by and between Commodore
                          Minerals, Inc. and James B. Stephens (filed as Exhibit 10.4 to Reorganization Form 8-K and incorporated herein by reference).*

        10.5              Employment Agreement, dated October 16, 2001, by and between Commodore Minerals, Inc.
                          and Wei Zhou (filed as Exhibit 10.5 to Reorganization Form 8-K and incorporated herein by reference).*

        10.6              INTAC International 2001 Long Term Incentive Plan (filed as Exhibit 10.6 to Current
                          Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26,
                          2001 and incorporated herein by reference).

        21.1              List of Subsidiaries (filed herewith).

        ------------------------

         *                Management agreement or compensatory agreement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT.............................................   F-1

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001.......................   F-2

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM
  JANUARY 3, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001...............   F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
  LOSS FOR THE PERIOD FROM JANUARY 3, 2001 (DATE OF INCEPTION) TO
  DECEMBER 31, 2001......................................................   F-4

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
  JANUARY 3, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001...............   F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................   F-6

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

INTAC International, Inc.:

     We have audited the accompanying consolidated balance sheet of INTAC International, Inc. (formerly known as Commodore Minerals, Inc.) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the period from January 3, 2001 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTAC International, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flow for the period from January 3, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
April 10, 2002                                  /s/ KPMG, LLP

                            INTAC INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                      (expressed in United States dollars)

Assets
Current assets:
  Cash and cash equivalents                                                         $     1,258,973
  Trade accounts receivable (net of allowance for doubtful
     accounts of $0)                                                                        224,149
  Foreign sales tax receivable                                                              728,506
  Deposits and other receivable                                                             255,097
  Inventories                                                                                   820
                                                                                     --------------
    Total current assets                                                                  2,467,545

Equipment, net                                                                               44,106
Other assets                                                                                 51,850
Goodwill                                                                                     59,021
                                                                                     --------------

    Total assets                                                                    $     2,622,522
                                                                                     ==============

Liabilities and Stockholders' Equity
Current liabilities:
  Trade accounts payable                                                            $        74,035
  Due to shareholder                                                                         55,573
  Income taxes payable                                                                       39,598
  Accrued expenses                                                                          218,318
                                                                                     --------------
    Total current liabilities                                                               387,524

Stockholders' equity
  Preferred stock, 10,000,000 shares authorized
     none issued and outstanding                                                                  -
  Common Stock, $0.001 par value,
     100,000,000 shares authorized;
     19,089,455 shares issued and outstanding                                                19,089
  Additional paid-in capital                                                              2,763,346
  Accumulated deficit                                                                      (547,554)
  Notes receivable shareholder                                                               (1,282)
  Accumulated other comprehensive income                                                      1,399
                                                                                     --------------
    Total stockholders' equity                                                            2,234,998
                                                                                     --------------

    Total liabilities and stockholders' equity                                      $     2,622,522
                                                                                     ==============

         See accompanying notes to consolidated financial statements.

                            INTAC INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       For the Period From January 3, 2001
                    (Date of Inception) to December 31, 2001
                    ----------------------------------------
                      (expressed in United States dollars)

Net sales                                                                                       $     24,333,589

Cost of goods sold                                                                                    19,992,493
Cost of goods sold - related parties                                                                   3,735,080
                                                                                                 ---------------
   Total cost of goods sold                                                                           23,727,573
                                                                                                 ---------------
Gross profit                                                                                             606,016

Operating expenses                                                                                       117,939
Selling, general and administrative expenses                                                             594,380
                                                                                                 ---------------
    Total expenses                                                                                       712,319
                                                                                                 ---------------

    Operating loss                                                                                     (106,303)

Other income (expenses)
  Interest income                                                                                          2,197
  Interest expense                                                                                       (1,170)
  Other income                                                                                            17,320
                                                                                                 ---------------

    Total other income (expenses)                                                                         18,347

                                                                                                 ---------------

Loss before income taxes                                                                                (87,956)

Income taxes                                                                                              39,598
                                                                                                 ---------------

Net loss                                                                                        $      (127,554)
                                                                                                 ===============

Basic and diluted net loss per share                                                            $         (0.02)
                                                                                                 ===============

Weighted average shares outstanding - basic and diluted                                                8,087,082
                                                                                                 ===============

         See accompanying notes to consolidated financial statements.

                            INTAC INTERNATIONAL, INC.

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                       For the period from January 3, 2001
                    (Date of Inception) to December 31, 2001
                       expressed in United States Dollars)




                                                         Common Stock                   Notes              Additional
                                            -----------------------------------       Receivable             Paid-in
                                                Shares                 $             Shareholder             Capital
                                            -----------------------------------     --------------        --------------
Balance at January 3, 2001                               -                   -                  -                     -

  Issuance of common shares
     at inception                                5,000,000               1,282             (1,282)                    -
  Distribution to shareholder                            -                   -                  -                     -
  Shares exchanged on acquisition of
     Commodore Minerals, Inc.                   (5,000,000)             (1,282)                 -                     -
  Effect of recapitalization and merger         18,544,000              18,544                  -              (236,111)

  Issuance of common stock                         545,455                 545                  -             2,999,457

  Comprehensive loss
    Net loss                                             -                   -                  -                     -
    Foreign currency translation                         -                   -                  -                     -
  Total comprehensive loss
                                            ---------------      --------------     --------------        --------------
Balance at December 31, 2001                    19,089,455              19,089             (1,282)            2,763,346
                                            ---------------      --------------     --------------        --------------

                                                                  Accumulated
                                                                      Other                 Total
                                               Accumulated        Comprehensive         Shareholders'
                                                 Deficit              Income               Equity
                                            ------------------   -----------------     ----------------
Balance at January 3, 2001                                  -                   -                    -

  Issuance of common shares
     at inception                                           -                   -                    -
  Distribution to shareholder                        (420,000)                  -             (420,000)
  Shares exchanged on acquisition of
     Commodore Minerals, Inc.                               -                   -               (1,282)
  Effect of recapitalization and merger                     -                   -             (217,567)

  Issuance of common stock                                  -                   -            3,000,002

  Comprehensive loss
    Net loss                                         (127,554)                  -             (127,554)
    Foreign currency translation                            -               1,399                1,399
                                                                                       ----------------
  Total comprehensive loss                                                                    (126,155)
                                            ------------------   -----------------     ----------------
Balance at December 31, 2001                         (547,554)              1,399            2,234,998
                                            ------------------   -----------------     ----------------

         See accompanying notes to consolidated financial statements.

                            INTAC INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                       For the Period From January 3, 2001
                    (Date of Inception) to December 31, 2001
                    ----------------------------------------
                      (expressed in United States dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                                         $     (127,554)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization of property and equipment                                                7,026
       Other comprehensive income                                                                             1,399
       Changes in operating assets and liabilities --
         Accounts receivable                                                                             (1,008,274)
         Inventory                                                                                             (820)
         Accounts payable and accrued liabilities                                                            78,675
                                                                                                      -------------
           Net cash used in operating activities                                                         (1,049,548)
                                                                                                      -------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                                (45,619)
    Purchase of other assets                                                                                (51,850)
    Acquisition of New Tech, net of cash acquired                                                           (21,574)
    Acquisition of Commodore, net of cash acquired                                                         (208,011)
                                                                                                      -------------
           Net cash used in investing activities                                                           (327,054)
                                                                                                      -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                                3,000,002
    Distribution to shareholder                                                                            (420,000)
    Borrowings from shareholder                                                                              55,573
                                                                                                      -------------
           Net cash provided by (used in) financing activities                                            2,635,575
                                                                                                      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                 1,258,973

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                                  -
                                                                                                      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $    1,258,973
                                                                                                      =============

         See accompanying notes to consolidated financial statements.

                            INTAC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Description of Business and Basis of Presentation

         INTAC International, Inc., formerly known as Commodore Minerals, Inc. ("INTAC" or the "Company"), is a holding company with offices in China (Hong Kong and Beijing), Germany (Frankfurt) and the United States (Dallas, Texas). INTAC provides distribution services to the wireless communications industry with operations primarily in the Asia-Pacific Rim region. Through subsidiary companies, INTAC distributes wireless handsets from leading manufacturers and other distributors to network operators, agents, resellers, dealers and retailers. communication devices and other business opportunities worldwide, although our current focus is primarily on opportunities in the Asia-Pacific Rim region.

         In October of 2001, the Company acquired all of the outstanding shares of INTAC International Holdings Limited, a Hong Kong corporation ("Holdings"), and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation ("New Tech").

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP").

         (b)      Principles of Consolidation

         The accompanying consolidated financial statements include the financial statements of INTAC and its wholly owned subsidiaries, Holdings and New Tech (see note 2). All significant intercompany balance and transactions have been eliminated in consolidation.

         (c)      Liquidity

         As of December 31, 2001, the Company has an accumulated deficit of $0.6 million primarily due to distributions made to its principal shareholder and net loss from operations. In October 2001, the Company raised $3,000,002 of equity financing and plans to raise additional equity financing as needed in 2002 to fund future operations and expansion plans and to provide additional working capital. There is no assurance that such future financing will be consummated or obtained in sufficient amounts to meet the Company's needs. If the Company is unable to raise additional equity financing, the Company's expansion plans and operations would need to be significantly curtailed.

                           INTAC INTERNATIONAL, INC.

1        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (d)      Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (e)      Inventories

         Inventories are stated at the lower of cost or market and are comprised of finished goods. Cost is determined using the weighted average method.

         (f)      Equipment

         Equipment, consisting of office equipment, is stated in the accompanying consolidated financial statements at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

         Depreciation on equipment is calculated on straight-line basis over the estimated useful lives of the assets of three years.

         (g)      Goodwill

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, any goodwill and any intangible assets determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized and instead reviewed for impairment (see note 2).

                           INTAC INTERNATIONAL, INC.

1        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (h)      Revenue recognition

         Revenue is recognized when goods are delivered at the customers' premises, which is taken to be the point in time where the customer has accepted the goods and the related risks and rewards of ownership. Certain sales arrangements provide the Company the right to receive a contingent payment based on sales made by the customers. Contingent payment revenue for these arrangements is recognized on a cash basis.

         Receipts of cash in advance of shipment or delivery are recorded as trade deposits.

         (i)      Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the period in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (j)      Foreign currency translation

         The functional currency of the Company is the Hong Kong dollars ("HK$"). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

         Assets and liabilities of INTAC's foreign subsidiary have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income in stockholders' deficit.

         (k)      Net loss per share

         Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

                           INTAC INTERNATIONAL, INC.

1        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (l)      Segment Reporting

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

         For the period presented, the Company has one operating segment which is the sale of wireless handsets. The Company's sales for the period have been primarily in the Hong Kong, Asia Pacific market.

         (m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statements requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

         (n)      Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         (o)      Stock Option Plans

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                           INTAC INTERNATIONAL, INC.

1        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (p)      Commitments and Contingencies

         Liabilities for loss contingencies arising from claims, assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there are no claims, assessments and litigation against the Company.

         (q)      Concentration of Risks

         Three customers each accounted for more that 10% of the Company's sales for the period ended December 31, 2001, as follows:

         Company                                                Sales percentage
         -------                                                ----------------

         238 Telecom Limited                                                 22%
         Sparkle Trading Company                                             13%
         Mr. Poon Trading                                                    11%

         The Company's product suppliers are concentrated in two vendors, as follows:

         Company                                             Purchase percentage
         -------                                             -------------------

         Mega Full Trading Company                                           31%
         Tai Pan Trading GmbH ("Tai Pan") (see note 5)                       26%

         Accounts receivables are carried at full value with no allowance for doubtful accounts. The Company anticipates no collection difficulties on these receivables.

         (r)      Fair Value of Financial Instruments

         The carrying amounts of trade accounts receivable, foreign sales tax receivable, deposits and other receivable, accounts payable and accrued expenses as of December 31, 2001 approximate their fair values because of the short maturity of these instruments.

                            INTAC INTERNATIONAL, INC.

2        BUSINESS COMBINATIONS

         NEW TECH ACQUISITION

         On September 1, 2001, Holdings acquired all of the outstanding shares of New Tech from a related party (see note 5). The results of New Tech have been included in the consolidated financial statements since that date. New Tech is incorporated and domiciled in Germany and is a distributor of wireless handset products. The aggregate purchase price was $22,441, which was paid in cash. The net purchase price of $21,574 was net of cash on hand at New Tech of $867.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition.

         Current assets other than deferred tax asset         $     200,345
         Property and equipment                                       5,513
                                                               ------------

            Total assets acquired                                   205,858

         Current liabilities                                      (242,438)
                                                               ------------

            Net liabilities assumed                           $    (36,580)
                                                               ============

         The excess of the purchases price over the fair value of the net liabilities assumed represented goodwill. In accordance with SFAS No. 141, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 is not amortized and instead reviewed for impairment (see note 8).

         RECAPITALIZATION AND MERGER

         On October 13, 2001, Commodore Minerals, Inc. (an inactive public company), effected a reverse merger with Holdings. For financial reporting purposes, Holdings was deemed to be the acquiring entity. The transaction has been reflected in the accompanying consolidated financial statements as (1) a recapitalization of Holdings (consisting of a 500-for-one stock split and change in par value) and (2) an issuance of shares by Holdings in exchange for all of the outstanding shares of Commodore Minerals, Inc. Legal and professional fees of $220,976 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in the paid-in capital is the net working capital liability of $1,591 from Commodore Minerals, Inc.

                           INTAC INTERNATIONAL, INC.

The following unaudited pro forma financial information presents the combined results of operations as if the 2001 acquisition and merger had occurred as of January 3, 2001, after giving effect to certain adjustments, including ongoing operations. The unaudited pro forma results do not necessarily represent results that would have occurred if the 2001 acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                   ------------------
                                                          2001
                                                   ------------------
Revenue                                              $  24,942,334

Net loss                                             $    (294,312)

Basic and diluted loss per share                     $       (0.01)

                           INTAC INTERNATIONAL, INC.

3        EQUIPMENT, NET

         As of December 31, 2001, equipment consisted of the following:

         Office equipment                                $    51,132
         Less:  Accumulated depreciation                      (7,026)
                                                          ----------

                                                         $    44,106
                                                          ==========

                           INTAC INTERNATIONAL, INC.

4        INCOME TAXES

         Income tax expense reported in the consolidated statement of operations is attributable to operations and consisted of current tax expense of $39,598. No deferred tax expense/benefit has been provided as the amount of temporary differences was immaterial.

         The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates. Currently, the Company's income is solely attributable to its Hong Kong operations. Accordingly, the Company is subject to Hong Kong profits tax at 16% on the estimated assessable profit for the period.

         Income tax expense attributable to loss from operations for the period ended December 31, 2001 differed from the amounts computed by applying the Hong Kong profit tax rates of 16% to pre-tax income from operations as a result of the following:

Computed "expected" tax expense                                   $   (14,072)
Non-deductibility of acquisition related expenses                      57,225
Interest Income exempt from tax                                        (2,365)
Other                                                                  (1,190)
                                                                   ----------

                                                                  $    39,598
                                                                   ==========

                           INTAC INTERNATIONAL, INC.

5        RELATED PARTY TRANSACTIONS

         (a) As of December 31, 2001, the Company's shareholders, Mr. Wei Zhou was the beneficial owners of 62.6% of the Company's issued outstanding ordinary shares.

         (b) Mr. Zhou is the President, Treasurer and Director of the Company. As of December 31, 2001, Mr. Zhou had made advances to the Company amounting to $55,573. On September 21, 2001, Mr. Zhou received a distribution of all profit of $290,759 and an additional distribution of $129,241 from the Company.The distributions to Mr. Zhou totaling $420,000 were used to acquire on September 30, 2001 a controlling interest (51.7%) in Commodore Minerals, Inc. ("Commodore"), a company incorporated in the State of Nevada, United States of America. The distributions have been accounted for as a reduction of stockholders' deficit in the accompanying consolidated financial statements. Such additional distribution will be offset against retained earnings upon the generation of sufficient net income in future periods.

         (c) On August 31, 2001, INTAC acquired all of the outstanding shares of New Tech, and entity whose controlling interest (80%) was held by Ms Yiling Huang, the wife of Mr. Zhou. The remaining 20% minority interest was held by an independent third party.

         (d) Prior to August 31, 2001, Mr. Zhou held a 50% equity interest in Tai Pan, a principal supplier of the Company. On August 31, 2001, Mr. Zhou sold his 50% equity interest in Tai Pan to his wife, Ms Yiling Huang. During the period presented, total cost of goods sold relating to products supplied by Tai Pan was $3,735,080.

         (e) The Company issued 10,000 HK$1 ordinary shares to its shareholder which have not been paid as of December 31, 2001. The amount of $1,282 note receivable from the shareholder is accounted for as a reduction of stockholders' equity in the accompanying consolidated financial statements.

                           INTAC INTERNATIONAL , INC.

6        STOCKHOLDERS' EQUITY (DEFICIT):

         (a) COMMON STOCK

         On October 25, 2001, we issued 545,455 shares of our common stock to a single private investor for $3,000,002 (or approximately $5.50 per share). This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) or Regulation D promulgated thereunder.

         (b) PREFERRED STOCK

         On November 28, 2001, the Company authorized 10,000,000 shares of blank check preferred stock. The terms and characteristics of the preferred stock are to be established at a future date prior to their issuance.

         (c) STOCK OPTIONS

         On November 28, 2001, INTAC adopted a stock purchase plan entitled "2001 Long Term Incentive Plan" to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of the Company and to align their interests with the interests of the Company's shareholders. The Company has authorized 2,500,000 shares to be available for grant as part of the long term incentive plan. As of December 31, 2001 no stock options had been issued or granted by the Company.

         (d) NET LOSS PER SHARE

         Basic and diluted net loss per share is computed based on the loss applicable to common shareholders divided by the weighted average number of shares of common stock outstanding. Stock options have not been granted under the terms of the "2001 Long Term Incentive Plan", therefore no dilutive securities existed as of or for the period ended December 31, 2001.

                           INTAC INTERNATIONAL, INC.

7        COMMITMENTS AND CONTINGENCIES

         As of December 31, 2001, the total future minimum lease payment under non-cancelable operating leases of the Company's office facilities are as follows:

         Period ending December 31,

         2002                                 $    66,054
         2003                                      20,778
         thereafter                                    --
                                               ----------

                                              $    86,832
                                               ==========

         For the period presented, rental expenses which are included in selling, general and administrative expense amounted to $25,321.

                           INTAC INTERNATIONAL, INC.

8        IMPACT OF NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, ("SFAS 141") "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also establishes the criteria for the separate recognition of intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted SFAS 141 in fiscal 2001.

         In June 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which will require that goodwill and certain other intangible assets having indefinite useful lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment at least annually. Intangible assets with determinable useful lives will continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company will adopt SFAS 142 beginning January 1, 2002. Unamortized goodwill was $21.0 million at December 31, 2001.

         Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets with determinable useful lives acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. The impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to adopt SFAS 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on the Company's financial statements at the date of this report, including the extent to which transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                           INTAC INTERNATIONAL, INC.

8        IMPACT OF NEW ACCOUNTING STANDARDS (CONTINUED)

         In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS 143 in fiscal year 2003. The Company does not expect the provisions of SFAS 143 to have any significant impact on its financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS 144 in fiscal year 2002. The Company does not expect the provisions of SFAS 144 to have any significant impact on its financial condition or results of operations.