Form 10QSB
period 2002-03-31
INTAC INTERNATIONAL INC
filed 2002-05-20
CIK 1127439

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

        [   ]   TRANSITION REPORT PURSUANT TO 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period to         to
                                          --------   --------

               COMMISSION FILE NUMBER   000-32621


                    INTAC INTERNATIONAL, INC.
(Exact name of Small Business Issuer as specified in its charter)

          NEVADA                                98-0336945
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)



                Units 3-5, 17/F., Clifford Centre
                   778-784 Cheung Sha Wan Road
                       Kowloon, Hong Kong
            (Address of principal executive offices)

                         (852) 2385.8789
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [  ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,089,455 shares of $.001 par value Common Stock outstanding as of April 30, 2002.

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    INTAC INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                   (expressed in U.S. Dollars)


                                                        (UNAUDITED)
                                                         MARCH  31,   DECEMBER 31,
                                                           2002           2001
                                                       ------------   ------------
Assets
Current assets
  Cash and cash equivalents                            $    825,976   $  1,258,973
  Trade Accounts Receivable (net of allowance
     for doubtful accounts of $0)                           435,793        224,149
  Foreign Sales Tax Receivable                                   --        728,506
  Deposits And Other Receivable                             775,264        255,097
  Inventories                                                61,619            820
                                                       ------------   ------------
           Total current assets                           2,098,652      2,467,545

Equipment, net                                              103,486         44,106
Other assets                                                 60,001         51,850
Goodwill                                                     59,115         59,021
                                                       ------------   ------------
        Total assets                                   $  2,321,254   $  2,622,522
                                                       ============   ============

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable                               $     48,465   $     74,035
  Due to shareholder                                         41,937         55,573
  Income taxes payable                                       44,491         39,598
  Accrued expenses                                          211,386        218,318
                                                       ------------   ------------
        Total current liabilities                           346,279        387,524

Stockholders' Equity
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized; none issued and outstanding               --             --
  Common stock, $0.001 par value, 100,000,000
    shares authorized; 19,089,455 shares issued
    and outstanding                                          19,089         19,089
  Additional paid-in capital                              2,763,346      2,763,346
  Accumulated deficit                                      (743,499)      (547,554)
  Note receivable shareholder                                (1,282)        (1,282)
  Accumulated other comprehensive income                    (62,679)         1,399
                                                       ------------   ------------
        Total stockholders' equity                        1,974,975      2,234,998
                                                       ------------   ------------

          Total liabilities and stockholders' equity   $  2,321,254   $  2,622,522
                                                       ============   ============


See accompanying notes to consolidated financial statements.

                    INTAC INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   (expressed in U.S. Dollars)
                           (UNAUDITED)




                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                          2002           2001
                                                                      ------------   ------------
Revenues                                                              $ 13,673,677   $  1,660,672
Cost of Goods Sold                                                      13,520,514      1,640,580
                                                                      ------------   ------------
  Gross Profit                                                             153,163         20,092

Operating expenses                                                          87,530             --
Selling, general and administrative expenses                               253,760         10,359
                                                                      ------------   ------------
        Total expenses                                                     341,290         10,359
                                                                      ------------   ------------

Income (loss) from operations                                             (188,127)         9,733
                                                                      ------------   ------------

Other (income)                                                             (13,191)            --
Interest expense, net                                                       16,476             --
                                                                      ------------   ------------
        Total other expense                                                  3,285             --

Income (loss) before taxes                                                (191,412)         9,733
Income taxes                                                                (4,533)        (1,557)
                                                                      ------------   ------------

Net income (loss)                                                     $   (195,945)  $      8,176
                                                                      ============   ============

Net income (loss) per share - Basic and Diluted                       $      (0.01)  $       0.00
                                                                      ============   ============

Weighted average number of shares outstanding - Basic and Diluted       19,089,455      5,000,000
                                                                      ============   ============



See accompanying notes to consolidated financial statements.

                    INTAC INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (expressed in U.S. Dollars)
                           (Unaudited)



                                                            Three Months Ended March 31
                                                                2002           2001
                                                            ------------   ------------
Cash Flows From Operating Activities:
   Net income (loss) for the period                         $   (195,945)  $      8,176
   Other comprehensive income                                    (64,078)            --
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation of property and equipment                          3,409             --
   Increase in accounts receivable                              (211,644)      (664,880)
   Decrease in foreign sales tax receivable                      728,506             --
   Increase in inventories                                       (60,799)       (88,554)
   Increase in purchase deposits                                (520,167)            --
   Increase in other assets                                       (8,245)        (7,019)
   Increase (decrease) in accounts payable                       (25,570)       752,848
   Increase in taxes payable                                       4,893             --
   Increase (decrease) in other liabilities                       (6,932)         2,233
                                                            ------------   ------------
     Net cash provided by (used in)
      operating activities                                      (356,572)         2,804
                                                            ------------   ------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                            (62,789)            --
                                                            ------------   ------------
     Net cash used in investing activities                       (62,789)            --

Cash Flows From Financing Activities:
   Common stock issued for cash                                       --          1,282
   Payments on due to shareholder, net                           (13,636)        11,552
                                                            ------------   ------------
     Net Cash Provided by (used in) financing activities         (13,636)        12,834

Net Increase (Decrease) In Cash                                 (432,997)        15,638

Cash and cash equivalents, beginning of period                 1,258,973             --
                                                            ------------   ------------

Cash and cash equivalents, end of period                    $    825,976   $     15,638
                                                            ============   ============








     See accompanying notes to consolidated financial statements.

                    INTAC INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     (a)  Description of Business and Basis of Presentation
          -------------------------------------------------

     INTAC International, Inc. ("INTAC" or the "Company") is a holding company with offices in China (Hong Kong and Beijing), Germany (Frankfurt) and the United States (Dallas, Texas). INTAC provides distribution services to the wireless communications industry with operations primarily in the Asia-Pacific Rim region. Through subsidiary companies, INTAC distributes wireless handsets from leading manufacturers and other distributors to network operators, agents, resellers, dealers and retailers. During the first quarter of 2002, the Company launched its automobile distribution business by placing orders with European manufacturers for vehicles to be delivered and sold into mainland China, beginning with the second quarter of 2002.

     In October of 2001, INTAC (formerly known as Commodore Minerals, Inc.) effected a reverse merger by acquiring all of the outstanding shares of INTAC International Holdings Limited ("Holdings"), a Hong Kong corporation, and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation. Holdings was deemed to be the acquiring entity. The transaction has been reflected in the accompanying consolidated financial statements as (1) a recapitalization of Holdings (consisting of a 500-for-one stock split and change in par value) and (2) an issuance of shares by Holdings in exchange for all of the outstanding shares of Commodore Minerals, Inc.

     The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the period January 3, 2001 (date of inception) to December 31, 2001, are unaudited (except for the December 31, 2001 balance sheet, which was derived from the Company's audited consolidated financial statements). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

     (b)  Principles of Consolidation
          ---------------------------

     The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Intac International Holdings Limited, a Hong Kong corporation, and New Tech Handels GmbH, a German corporation. All intercompany balances and transactions have been eliminated in consolidation.

     (c)  Liquidity
          ---------

     As of March 31, 2002, INTAC has an accumulated deficit of $0.8 million, primarily due to a prior year distribution to its principal shareholder and net loss from operations for the quarter ended March 31, 2002. INTAC plans to raise additional equity financing as needed in 2002 to fund future operations and expansion plans and to provide additional working capital. There is no assurance that such future financing will be consummated or obtained in sufficient amounts to meet the Company's needs. If INTAC is unable to raise additional equity financing, the Company's expansion plans and operations would need to be significantly curtailed.

                    INTAC INTERNATIONAL, INC.

1    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     (d)  Use of Estimates
          ----------------

     Management of INTAC has made various estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (e)  Net Income (Loss) Per Share
          ---------------------------

     Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.

     (f)  Foreign Currency Translation
          ----------------------------

     The functional currency of INTAC is the Hong Kong dollar
     (HK$). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of INTAC.

     Assets and liabilities of INTAC's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income in stockholders' equity. The translation loss for the quarter ended March 31, 2002 totals $64,078 and is included in accumulated other comprehensive income.

2    INVENTORIES

     Inventories for wireless handsets are stated at the lower of cost or market and are comprised of finished goods. Cost is determined using the weighted average method.

     Inventories for vehicles are stated at the actual amount paid to manufacturers.

     At March 31, 2002 and December 31, 2001 inventory consisted of wireless handsets only.

3    SEGMENT REPORTING

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

     For the periods presented, INTAC has one operating segment which is the sale of wireless handsets. Beginning in the second quarter of 2002, the Company anticipates the vehicle distribution operations will comprise a second operating segment. In the quarter ended March 31, 2002, INTAC ordered $1.5 million in European vehicles for resale in China. At March 31, 2002, the vehicles were in the manufacturers' production cycle.

                    INTAC INTERNATIONAL, INC.

4    UNAUDITED PRO FORMA INFORMATION

     Unaudited pro-forma financial information for the three months ended March 31, 2001, as though the acquisition of New Tech Handels GmbH had occurred on January 3, 2001 is as follows:



                                        Three Months Ended
                                          March 31, 2001
                                        ------------------
          Revenues                         $  1,944,189
                                        ==================

          Net income (loss)                $    (13,438)
                                        ==================

          Net income (loss) per share:
          Basic and diluted                $      (0.00)
                                        ==================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following Management's Discussion and Analysis contains forward-looking statements. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. These statements include, without limitation, the following:

     *    our plans for future expansion;

     * our ability to achieve satisfactory operating performance;

     *    the viability of our business model;

     * our expansion into other businesses and pursuit of other business opportunities; and

     * our intent to focus our business operations in specific geographic markets.


     You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions and uncertainties, such as:

     * changes in general business conditions or distribution channels in the wireless handset or automobile industries, and our ability to react to these changes;

     * the impact of competition in the wireless handset distribution and automobile distribution industries, as well as in industries that we may operate in the future;

     * our ability to continue to sell equipment outside of traditional distribution channels;

     * the anticipated benefits of our industry contacts and strategic relationships;

     * our ability to continue to purchase sufficient equipment on terms favorable to us;

     * political and economic events and conditions in China and other geographic markets in which we operate;

     * the results of our intended diversification into other industries (such as automobile distribution and real estate development) and geographic regions;

     * our status as an early-stage company with an evolving and unpredictable business model;

     * our relatively few number of current suppliers and customers;

     * our lack of supply contracts with our vendors or distribution contracts with our customers;

     *    the advent of new technology;

     *    our anticipated rise in operating expenses;

     * the concentration of a significant portion of our wireless handset distribution business with a few large customers;

     * the highly competitive and constantly changing nature of the international wireless and automobile distribution industries;

     *    our ability to satisfy our future capital requirements;

     *    our ability to react to market opportunities;

     * the low-margin nature of our distribution businesses and the increased expense structure assumed by us as a U.S. public company;

     *    our need for additional qualified management personnel;

     * complex regulations that apply to us as an operating company in China and elsewhere;

     * changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

     * other factors including those detailed under the heading "Business Risk Factors" in our Annual Report on
          Form 10-KSB for the year ended December 31, 2001.


This list is only an example of some of the risks that may affect these forward-looking statements. If any of these risks or uncertainties materialize (of if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

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

Overview and Recent Developments
--------------------------------

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period January 3,
2001 (date of inception) to December 31, 2001.


Overview
--------

We were incorporated under the name "Commodore Minerals, Inc." under the laws of the State of Nevada on September 20, 2000, as a development stage corporation. Our initial business operations concentrated on mineral exploration. Although we never conducted any mineral exploration activities directly, we partnered with others in mineral exploration activities.

On September 28, 2001, Wei Zhou, our President, Secretary and a Director, acquired a controlling interest in us by purchasing 7,000,000 shares of our stock in a private transaction with one of the organizers of Commodore Minerals, Inc. ("Commodore"). On October 13, 2001, we entered into a Reorganization Agreement with Intac International Holdings Limited ("Holdings") and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the "Reorganization"). Pursuant to that transaction, we changed our name from Commodore Minerals, Inc. to INTAC International, Inc. Holdings became our wholly owned subsidiary and New Tech Handels GmbH, previously a subsidiary of Holdings, became our indirect subsidiary. For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our financial statements reflect the historic business operations of Holdings.

We operate through four direct and indirect wholly-owned subsidiaries, including:

     * INTAC International Holdings Limited, a Hong Kong corporation formed on January 3, 2001, which acts as the primary distributor of telecommunications products into Asia-Pacific;

     *    New Tech Handels GmbH, a German corporation formed on
          January 20, 2000 and acquired by Holdings in October
          2001, which will act as our primary purchasing agent and distributor of products into Europe;

     *    INTAC Holdco Corp., a Delaware corporation formed on
          October 10, 2001, which holds certain of the shares of INTAC International Holdings Limited; and

     * INTAC (Tianjin) Automobile Trading Co., Ltd., a Chinese company formed on January 9, 2002, which is located in the Tianjin Free Trade Zone and imports automobiles for distribution in the Northern China region.

We are also in the process of establishing a subsidiary to operate in the Huangpu free-trade zone in China, through which we will conduct our automobile distribution business in China.

Our plan of operation for the next twelve months calls for the following:

     * negotiating and consummating a transaction to provide us with additional working capital;

     * developing a suitable managerial, operational and financial infrastructure to support possible growth;

     *    establishing additional sources of supply;

     * further developing our network of wholesalers, agents, retailers and other distributors worldwide, particularly in the Asia-Pacific region;

     *    expanding our representative office in Beijing;

     * recruiting sales personnel to further expand our global reach;

     * determining the viability of our automobile distribution segment; and

     *    locate additional suitable investment opportunities.

To the extent we have adequate working capital, we expect to increase the number of full and part-time persons employed by us by approximately 25 by the end of 2002. Specifically, we expect to retain the following:

     * Ten additional sales persons to be employed from the Beijing office; and 9 additional sales and/or administrative persons to work out of our other offices; and

     *    Six additional warehouse personnel.

Recent Developments
-------------------

Hong Kong Office Lease:

On March 13, 2002, INTAC International Holdings, Ltd., a Hong Kong subsidiary of INTAC, entered into a lease agreement with Realty Star Development Limited for a two-year lease of office space located on the 12th Floor, Clifford Centre, Tsim Sha Tsui Centre, Salisbury Road, Tsimshatsui, Kowloon, Hong Kong, for HK$18,330 per month.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2002 AND
2001

                                        Three Months Ended March 31
                                            2002           2001
                                        ------------   ------------
                                        (unaudited)    (unaudited)

Revenues                                $ 13,673,677   $  1,660,672
Cost of goods sold                        13,520,514      1,640,580
                                        ------------   ------------
  Gross Profit                               153,163         20,092

Operating expenses                            87,530             --
Selling, general and administrative
  expenses                                   253,760         10,359
                                        ------------   ------------
        Total Expenses                       341,290         10,359
                                        ------------   ------------
Income (loss) from operations               (188,127)         9,733
                                        ------------   ------------

Other (income)                               (13,191)            --
Interest expense, net                         16,476             --
                                        ------------   ------------
        Total Other Expense                    3,285             --

Income (loss) before taxes                  (191,412)         9,733
Income taxes                                  (4,533)        (1,557)
                                        ------------   ------------

Net income (loss)                       $   (195,945)  $      8,176
                                        ============   ============


Revenue
-------

Revenue for the quarter ended March 31, 2002 was approximately $13.7 million as compared to $1.7 million for the same period of 2001. The 723% increase is due to substantially increased sales and no increased sales prices. Revenue for both periods relate solely to the distribution of wireless handsets.

Cost of sales increased in the first quarter of 2002 to $13.5 million, up from $1.6 million in the same period in 2001. The increase is due to higher sales activity.

Gross profit as a percentage of revenue remained consistent (at
1%) for the first quarter of 2002 as compared to the same period of 2001.

We anticipate revenues to increase throughout the remainder of 2002. The first quarter is typically negatively affected by seasonality issues associated with the wireless handset market in China. Technology and new business alliances will enable growth throughout the remainder of the year. Additionally, we have recently expanded our business offering to include the distribution of vehicles into specified free-trade zones sitting in mainland China. We expect revenues from vehicle sales to begin in the second quarter of 2002.

Expenses
--------

Operating expenses were $88,000 for the quarter ended March 31, 2002, compared to none for the same period last year. Operating expenses relate to the wages and fees attributable to the distribution of our products. These expenses will continue to increase relative to sales growth.

Selling, general and administrative expenses were $254,000 for the first quarter of 2002 compared to $10,000 for the same period last year. The increase was due to the build up of staffing for future growth and the costs associated with being a publicly held company. We intend to increase these costs in order to build the infrastructure of the company relative to our business plan.

We incurred a loss of approximately $196,000 for the three months ended March 31, 2002.

Liquidity And Capital Resources
-------------------------------

We maintained cash of $826,000 as of March 31, 2002 and working capital of $1.8 million as of that date.

For the three months ended March 31, 2002, cash used for operating activities totaled $357,000. The use of funds was for deposits towards the purchase of automobiles ordered from manufacturers, a net loss, and an increase in accounts receivable, partially offset by cash received for foreign sales tax receivable. For the three months ended March 31, 2001, cash provided by operations amounted to $3,000.

For the three months ended March 31, 2002, cash used in investing activities amounted to $63,000. The use of funds was for the purchase of office furniture and computer equipment. There were no funds used in 2001 for investing activities.

For the three months ended March 31, 2002, cash used in financing activities amounted to $14,000. For the three months ended March 31, 2001 the cash provided by financing activities amounted to $13,000. The current year reflects repayment to a shareholder whereas the prior year includes monies received from the shareholder.

We will need additional financing, almost immediately, to maintain or grow our business. Our inventory purchases generally require full payment for the products prior to delivery. The ability to grow the business and acquire additional inventory is dependent upon increasing our working capital resources. We have no assurances that we will be able to increase our working capital in the near term or at all. To the extent we are unable to secure additional working capital in the near term, we could face difficulties continuing as a going concern.

We intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders.

Although we believe that our cash from operations and cash on hand will be sufficient to permit us to continue as a going concern until at least May 15, 2003, no assurances can be given that this will prove accurate or that our expenses will not increase faster than expected. In this regard, we note that by becoming a public company under the Exchange Act, we have incurred, and expect to continue to incur, significant additional costs not previously borne by us. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations or growth plans.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities and Use of Proceeds.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          On April 22, 2002, Wei Zhou, holder of 11,950,000 shares of our common stock (representing 62.6% of the total shares outstanding), voted for the re-election of the current board of directors, as nominated by our Board of Directors on April 19, 2002. Mr. Zhou is our Chief Executive Officer, President, Secretary and a member of our board of directors. On April 30, 2002, we mailed an information statement to our shareholders informing them of this action, in lieu of an annual meeting. The re-election of Messrs. Wei Zhou, Hans Schuld and J. David Darnell will be deemed approved by the shareholders of the company on May 20, 2002, which is the date 20 calendar days following the mailing of the information statement to our shareholders.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.7      Lease agreement by and between INTAC
                    International Holdings, Ltd. and Realty Star
                    Development Limited dated March 13, 2002
                    (filed herewith).

     (b)  Reports on Form 8-K.

          (i) On January 29, 2002, we filed a Current Report on Form 8-K in connection with a press release regarding our revenues for 2001, our projected revenues for 2002, and our expanded focus on strategic investment opportunities in China.

          (ii) On  April  25, 2002, we filed a Current Report  on
               Form 8-K in connection with the resignation of our independent public accountants, KPMG, LLP.

                           SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTAC INTERNATIONAL, INC.

Date:     May 20, 2002


                              By:  /s/  JAMES H. MCALISTER
                                 ------------------------------
                                   James H. McAlister
                                   Vice President-Finance
                                   (Principal Financial and
                                   Accounting Officer)

                        INDEX TO EXHIBITS

  EXHIBIT NO.    DOCUMENT
---------------- -----------------------------------------------

      10.7       Lease agreement by and between INTAC
                 International Holdings, Ltd. and Realty Star
                 Development Limited dated March 13, 2002 (filed herewith).