Form 10QSB
period 2002-06-30
INTAC INTERNATIONAL INC
filed 2002-08-20
CIK 1127439

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

          [   ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period to ___________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,139,455 shares of $.001 par value Common Stock outstanding as of August 15, 2002.

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   (EXPRESSED IN U.S. DOLLARS)



                                                                   June 30,       December 31,
                                                                     2002             2001
                                                                 ------------     ------------
                                                                  (Unaudited)
Assets
Current assets
  Cash and cash equivalents                                      $    397,870      $  1,258,973
  Trade accounts receivable (net of allowance
    for doubtful accounts of $0)                                    1,865,107           224,149
  Inventories                                                         683,022               820
  Foreign sales tax receivable                                        742,455           728,506
  Deposits and other receivable                                       153,465           255,097
                                                                 ------------      ------------
     Total current assets                                           3,841,919         2,467,545

Equipment, net                                                        170,458            44,106
Other assets                                                           25,988            51,850
Goodwill                                                               59,115            59,021
                                                                 ------------      ------------
     Total assets                                                $  4,097,480      $  2,622,522
                                                                 ============      ============

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable                                         $  1,697,501      $     74,035
  Due to shareholder                                                   44,888            55,573
  Income taxes payable                                                 42,945            39,598
  Due to employee                                                     281,681                --
  Accrued expenses                                                    136,769           218,318
                                                                 ------------      ------------
     Total current liabilities                                      2,203,784           387,524

Stockholders' Equity
  Preferred stock, $0.001 par value, 10,000,000 shares
    authorized; none issued and outstanding                                --                --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 19,089,455 shares issued and outstanding               19,089            19,089
  Additional paid-in capital                                        2,763,346         2,763,346
  Accumulated deficit                                                (890,641)         (547,554)
  Note receivable from shareholder                                     (1,282)           (1,282)
  Accumulated other comprehensive income                                3,184             1,399
                                                                 ------------      ------------
     Total stockholders' equity                                     1,893,696         2,234,998
                                                                 ------------      ------------

      Total  liabilities and  stockholders' equity               $  4,097,480      $  2,622,522
                                                                 ============      ============


  See accompanying notes to consolidated financial statements.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   (expressed in U.S. Dollars)
                           (Unaudited)

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                  ---------------------------    ---------------------------
                                                      2002           2001            2002          2001
                                                  ------------   ------------    ------------   ------------
Revenues                                          $ 14,201,423   $  3,772,976    $ 27,875,100   $  5,433,648
Cost of goods sold                                  13,949,029      3,679,667      27,469,543      5,320,247
                                                  ------------   ------------    ------------   ------------
     Gross profit                                      252,394         93,309         405,557        113,401

Operating expenses                                     140,298             --         227,828             --
Selling, general and administrative expenses           449,813         13,319         838,769          8,402
                                                  ------------   ------------    ------------   ------------
     Total expenses                                    590,111         13,319       1,066,597          8,402
                                                  ------------   ------------    ------------   ------------

Income (loss) from operations                         (337,717)        79,990        (661,040)       104,999

Currency exchange gain                                 151,849         15,276         287,045         15,276
Other income (expense)                                  16,523         (3,483)         29,714        (18,759)
Interest income, net                                    17,670             --           1,194             --
                                                  ------------   ------------    ------------   ------------
     Total other income (expense)                      186,042         11,793         317,953         (3,483)
                                                  ------------   ------------    ------------   ------------

Income (loss) before taxes                            (151,675)        91,783        (343,087)       101,516
Income tax expense (benefit)                            (4,533)         1,557              --             --
                                                  ------------   ------------    ------------   ------------

Net income (loss)                                 $   (147,142)  $     90,226    $   (343,087)  $    101,516
                                                  ============   ============    ============   ============

Net income (loss) per share - basic and diluted   $      (0.01)  $       0.02    $      (0.02)  $       0.02
                                                  ============   ============    ============   ============

Weighted average number of shares outstanding
   - basic and diluted                              19,089,455      5,000,000      19,089,455      5,000,000
                                                  ============   ============    ============   ============




  See accompanying notes to consolidated financial statements.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (expressed in U.S. Dollars)
                           (Unaudited)



                                                              Six Months Ended June 30,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------
Cash flows from operating activities:
  Net income (loss) for the period                          $   (343,087)  $    101,516
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation of property and equipment                        8,679             --
     Other comprehensive income                                    1,691             --
Changes in operating assets and liabilities:
     Trade accounts receivable                                (1,640,958)       (25,800)
     Foreign sales tax receivable                                (13,949)            --
     Inventories                                                (682,202)           332
     Deposits and other receivables                              101,632         (4,925)
     Other assets                                                 25,862           (481)
     Trade accounts payable                                    1,623,466         69,886
     Income taxes payable                                          3,347             --
     Accrued expenses                                            (81,549)       (20,389)
                                                            ------------   ------------
       Net cash provided by (used in)
          operating activities                                  (997,068)       120,139
                                                            ------------   ------------
Cash flows from investing activities:
     Purchase of property and equipment                         (135,031)            --
                                                            ------------   ------------
        Net cash used in investing
           activities                                           (135,031)            --
                                                            ------------   ------------

Cash flows from financing activities:
     Common stock issued for cash                                     --          1,282
     Advance from shareholder                                    (10,685)       (89,740)
     Advance from employee                                       281,681             --
                                                            ------------   ------------
        Net cash provided by (used in)
           financing activities                                  270,996        (88,458)
                                                            ------------   ------------

Net increase (decrease) in cash                                 (861,103)        31,681

Cash and cash equivalents, beginning of period                 1,258,973             --
                                                            ------------   ------------

Cash and cash equivalents, end of period                    $    397,870   $     31,681
                                                            ============   ============




  See accompanying notes to consolidated financial statements.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002
                           (Unaudited)

1    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of Business and Basis of Presentation

     INTAC International, Inc. ("INTAC" or the "Company") is a
     U.S. holding company focused on the exploitation of strategic business opportunities available in the Asia-Pacific Rim region. The Company currently maintains offices in China (Hong Kong and Beijing), Germany (Frankfurt) and the United States (Dallas, Texas). During the period reported, the Company's principal operations involved the distribution of wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China. The Company began testing the feasibility of its automobile distribution business during the first quarter of 2002. During the second quarter of 2002, the Company recognized revenue of $649,383 in sales of automobiles.

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

     Operating results for the three and six months ended
     June 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

     (b)  Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Intac International Holdings Limited, a Hong
     Kong corporation, New Tech Handels GmbH, a German corporation and Futac Group Limited, a British Virgin
     Islands corporation. All intercompany balances and transactions have been eliminated in consolidation.

     (c)  Liquidity

     As of June 30, 2002, INTAC had an accumulated deficit of $891,000 primarily due to a prior year distribution to its principal shareholder and a net loss from operations.

     INTAC plans to raise additional financing in 2002 to fund future operations and expansion plans, and to provide additional working capital. However, we cannot provide you with any assurance that such future financing can be consummated or obtained in sufficient amounts to meet the Company's needs. If INTAC is unable to raise additional financing, the Company's expansion plans and operations would need to be significantly curtailed.

     (d)  Use of Estimates

     Management of INTAC has made various estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with USGAAP. Actual results could differ from those estimates.

     (e)  Net Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.

     (f)  Foreign Currency Translation

     The functional currency of INTAC is the Hong Kong dollar
     (HK$). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of INTAC.

     Reported assets and liabilities of INTAC's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income in stockholders' equity. At June 30, 2002 and December 31 2001, the cumulative amounts in other comprehensive income were $3,184 and $1,399, respectively.

     Realized translation gain (loss) on transactions between foreigns entities is included in other income (expense) in the statement of operations.

2    INVENTORIES

     Inventories for wireless handsets are stated at the lower of cost or market and are comprised of finished goods. Cost is determined using the weighted average method.

     Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.

     At June 30, 2002, inventory consisted of wireless handsets totaling $54,000 and vehicles totaling $629,000.

3    SEGMENT REPORTING

     The Company is currently considered to be comprised of two reportable segments: (i) distribution of wireless handsets and (ii) distribution of automobiles. The Company measures segment profit as EBITDA. EBITDA is defined as earnings
     (loss) before interest, taxes, depreciation, and amortization. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as reported according to USGAAP), as a measure of the financial results of operations or cash flows from operations (as presented according to USGAAP). Information regarding operating segments as of and for the three and six months ended June 30, 2002 and 2001, is presented in the following tables:



                                                     Revenues            EBITDA
                                                  -------------       -------------
     Three Months Ended
     June 30, 2002
     ------------------
     Wireless handset distribution segment        $  13,552,040       $    (344,840)
     Automobile distribution segment                    649,383              12,393
                                                  -------------       -------------
     Total                                        $  14,201,423       $    (332,447)
                                                  =============       =============
     Three Months Ended
     June 30, 2001
     ------------------
     Wireless handset distribution segment        $   3,772,976       $      79,990
     Automobile distribution segment                         --                  --
                                                  -------------       -------------
     Total                                        $   3,772,976       $      79,990
                                                  =============       =============

                                                     Revenues            EBITDA
                                                  -------------       -------------
     Six Months Ended
     June 30, 2002
     ----------------
     Wireless handset distribution segment        $  27,225,717       $    (664,754)
     Automobile distribution segment                    649,383              12,393
                                                  -------------       -------------
     Total                                        $  27,875,100       $    (652,361)
                                                  =============       =============

     Six Months Ended
     June 30, 2001
     ----------------
     Wireless handset distribution segment        $   5,433,648       $     104,999
     Automobile distribution segment                         --                  --
                                                  -------------       -------------
     Total                                        $   5,433,648       $     104,999
                                                  =============       =============



     A reconciliation from the segment information to the net loss for the three and six months ended June 30, 2002 and 2001, is as follows:



                                                Three Months                  Six Months
                                               Ended June 30,                Ended June 30,
                                        ---------------------------   --------------------------
                                            2002           2001           2002          2001
                                        ------------   ------------   ------------  ------------
     EBITDA                             $   (332,447)  $     79,990   $   (652,361) $    104,999
     Depreciation and amortization             5,270             --          8,679            --
                                        ------------   ------------   ------------  ------------
     Operating income (loss)                (337,717)        79,990       (661,040)      104,999
     Other income (expense)                  168,372         11,793        316,759        (3,483)
     Interest income, net                     17,670             --          1,194            --
     Income tax expense (benefit)             (4,533)        (1,557)            --            --
                                        ------------   ------------   ------------  ------------
     Net income (loss)                  $   (147,142)  $     90,226   $   (343,087) $    101,516
                                        ============   ============   ============  ============

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

     Total assets for the operating segments as of June 30, 2002,and December 31, 2001, are as follows:


                                                          Total Assets at
                                             ------------------------------------------
                                               June 30, 2002          December 31, 2001
                                             -----------------        -----------------
     Wireless handset distribution segment   $       2,712,542        $       2,622,522
     Automobile distribution segment                 1,384,938                       --
                                             -----------------        -----------------
     Total                                   $       4,097,480        $       2,622,522
                                             =================        =================

4    UNAUDITED PRO FORMA INFORMATION

     On September 1, 2001, Holdings acquired all of the outstanding shares of New Tech Handels GmbH from a related party. The results of New Tech Handels GmbH have been included in the consolidated financial statements since that date. Unaudited pro forma financial information for the six months ended June 30, 2001, as though the acquisition of New Tech Handels GmbH had occurred on January 3, 2001 (date of inception) is as follows:


                                      Six Months Ended
                                       June 30, 2001
                                     -----------------

       Revenues                      $   6,000,682
                                     =============

       Net income                    $      58,288
                                     =============

       Net income per share -
         basic and diluted           $        0.01
                                     =============


5    ADVANCES FROM SHAREHOLDER AND EMPLOYEE

     As of June 30,2002, Mr. Zhou (President, Treasurer and
     Director of the Company) had made net advances of $44,888 to the Company. Also, as of June 30, 2002, an employee had made net advances of $281,681 to the Company.

6    SUBSEQUENT EVENTS

     On July 29, 2002, the Company made the following stock option grant and restricted stock award to J. David Darnell, Senior Vice President and Chief Financial Officer: (i) a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $3.50 per share representing the market value on the date of grant and
     (ii) a restricted stock award of 200,000 shares of the Company's common stock. This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.

     During July 2002, a private investor acquired 50,000 shares of the Company's common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $215,000 which will be used for general corporate purposes.



Item 2.   Management's Discussion and Analysis or Plan of
          Operation

Cautionary Statement Regarding Forward-Looking Statements

The following Management's Discussion and Analysis or Plan of
Operation contains forward-looking statements. These statements include, without limitation, the following:

     * statements made concerning the revenues or operating performance expected for the year ending December 31, 2002;

     * our ability to operate for any period of time without the infusion of additional working capital;

     *    our plans for future expansion;

     * our ability to achieve satisfactory operating performance;

     *    the viability of our business model;

     * our expansion into other businesses and pursuit of other business opportunities;

     * our intent to focus our business operations in specific geographic markets; and

     *    statements that contain the words "may," "will,"
          "expect," "believe," "plan," "intend," "anticipate,"
          "estimate," "continue," and similar expressions.

You should be aware that these "forward-looking" statements are subject to a number of risks, assumptions and uncertainties, such as:

     *    our immediate need for additional working capital;

     * our need for additional qualified management and support personnel, including additional personnel responsible for financial reporting and compliance with U.S. Securities and Exchange Commission rules and regulations as well as the application of USGAAP;

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

     * the results of our intended diversification into other industries and geographic regions;

     * our status as an early-stage company with an evolving, unproven and unpredictable business model;

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

     *    our ability to react to market opportunities;

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

This list is only an example of some of the risks that may affect these forward-looking statements. If any of these risks or uncertainties materialize (of if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. Readers of this report should recognize that an investment in INTAC is particularly risky.

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

Overview and Plan of Operation

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the period January 3,
2001 (date of inception) to December 31, 2001.

The Company was incorporated under the name "Commodore Minerals, Inc." under the laws of the State of Nevada on September 20, 2000, as a development stage corporation. Its initial business operations concentrated on mineral exploration. Although it never conducted any mineral exploration activities directly, it partnered with others in mineral exploration activities.

On September 28, 2001, Wei Zhou, our President, Secretary and a Director, acquired a controlling interest in the Company by purchasing 7,000,000 shares of its stock in a private transaction with one of the organizers of Commodore Minerals, Inc. ("Commodore"). On October 13, 2001, we entered into a Reorganization Agreement with Intac International Holdings Limited ("Holdings") and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the "Reorganization"). Pursuant to that transaction, we changed our name from Commodore Minerals, Inc. to INTAC International, Inc. Holdings became our wholly owned subsidiary and New Tech Handels GmbH, previously a subsidiary of Holdings, became our indirect subsidiary. For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our financial statements reflect the historic business operations of Holdings.

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

     * FUTAC Group Limited, a British Virgin Islands corporation which imports automobiles for distribution into mainland China.

The Company is a U.S. holding company focused on the exploitation of strategic business opportunities available in the Asia-Pacific Rim region. During the period reported, the Company's principal business operations involved the distribution of wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers. To a much lesser extent, the Company also distributed automobiles into mainland China from Europe. Although the Company expects to spend substantially all of its time over the near term operating its wireless handset distribution business and determining the viability of its automobile distribution business, the Company may make additional diversified investments in China and the Asia-Pacific Rim region which demonstrate to management favorable growth potential. No assurances can be given that the Company will be able to locate such opportunities, that management will be able to exploit such opportunities or that we will have adequate financial, management or other resources to realize upon such investment opportunities.

Our plan of operation for the next twelve months calls for the following:

     * negotiating and consummating a transaction to provide us with additional working capital;

     * eliminating the Company's cash burn and positioning the Company to operate profitably;

     * developing a suitable managerial, operational and financial infrastructure to support possible growth;

     *    establishing additional sources of supply;

     * further developing our network of wholesalers, agents, retailers and other distributors worldwide, particularly in the Asia-Pacific region;

     * recruiting sales personnel to further expand our global reach;

     * evaluating the operating performance of the automobile distribution segment begun in the first quarter of 2002 and determining whether to devote further resources thereto; and

     * assuming the availability of working capital, management and other resources, locating additional suitable investment opportunities.

To the extent we have adequate working capital, we expect to increase the number of full and part-time employees by approximately 25 by the end of 2002 over the number employed at December 31, 2001. Specifically, total increases over the year are expected as follows:

     * Ten additional sales persons to be employed from the Beijing office; and 9 additional sales and/or administrative persons to work out of our other offices; and

     *    Six additional warehouse personnel.

Assuming our operating performance remains consistent with recent periods or improves, we believe that we have adequate cash resources to continue the operations of the Company for the next 12 months. However, no assurances can be given that our assumptions will prove correct or that unforeseen circumstances will not arise in the future requiring more cash than currently anticipated. Unless the Company is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. Consequently, if the cash currently maintained by the Company is insufficient, or if the Company is unable to obtain additional financing as needed, it is likely that the Company would be required to cease operations altogether, including, potentially earlier than 12 months from the date of this report.

Results of Operations for the Three and Six Months Ended June 30,
2002 and 2001


                                   Three Months Ended June 30,    Six Months Ended June 30,
                                   ----------------------------  ---------------------------
                                       2002            2001          2002           2001
                                   ------------    ------------  ------------   ------------
                                   (unaudited)     (unaudited)   (unaudited)     (unaudited)
Revenues                           $ 14,201,423    $  3,772,976  $ 27,875,100   $  5,433,648
Cost of goods sold                   13,949,029       3,679,667    27,469,543      5,320,247
                                   ------------    ------------  ------------   ------------
      Gross profit                      252,394          93,309       405,557        113,401

Operating expenses                      140,298              --       227,828             --
Selling, general and
  administrative expenses               449,813          13,319       838,769          8,402
                                   ------------    ------------  ------------   ------------
      Total  expenses                   590,111          13,319     1,066,597          8,402
                                   ------------    ------------  ------------   ------------
Income (loss) from operations          (337,717)         79,990      (661,040)       104,999

Currency exchange gain                  151,849          15,276       287,045         15,276
Other income (expense)                   16,523          (3,483)       29,714        (18,759)
Interest income, net                     17,670              --         1,194             --
                                   ------------    ------------  ------------   ------------
      Total other income (expense)      186,042          11,793       317,953         (3,483)
                                   ------------    ------------  ------------   ------------

Income (loss) before taxes             (151,675)         91,783      (343,087)       101,516
Income tax expense (benefit)             (4,533)          1,557            --             --
                                   ------------    ------------  ------------   ------------

Net income (loss)                  $   (147,142)   $     90,226  $   (343,087)  $    101,516
                                   ============    ============  ============   ============


Results of Operations for the Three and Six Months Ended June 30,
2002 Compared to the Three and Six Months Ended June 30, 2001

Revenue

Revenue for the quarter ended June 30, 2002 was $14.2 million as compared to $3.8 million for the same period of 2001. The 276% increase is due to substantially increased sales volume and no increased sales prices. Revenue for the three months ended
June 30, 2002 was comprised of the distribution of wireless handsets ($13.6 million) and the distribution of automobiles ($0.6 million).

For the six months ended June 30, 2002, revenue was $27.9 million as compared to $5.4 million for the same period of 2001. The 413% increase is due to substantially increased sales volume and no increased sales prices. Revenue for the six months ended June 30, 2002 is comprised of the distribution of wireless handsets ($27.3 million) and the distribution of automobiles ($0.6 million).

We anticipate revenues to increase throughout the remainder of 2002. Specifically, on January 28, 2002, the Company projected revenues for the year ending December 31, 2002 to exceed $75.0 million. The first quarter is typically affected by seasonality issues associated with the wireless handset market in China. The second quarter revenues were affected by a slowing of demand for wireless handsets. Related margins decreased with competition in the marketplace. Nevertheless, technology and new business alliances are expected to enable growth throughout the remainder of the year. In addition, although anticipated to represent only a small percentage of year end total revenues, we began distributing vehicles into specified free-trade zones in mainland China during the first six months of 2002 which is expected to positively affect gross revenues throughout the remainder of the year.

The foregoing revenue projection is a forward-looking statement and, although not intended to reflect a best case scenario, is based on optimistic expectations for the future and upon assumptions and estimates which are subject to the uncertainty of future events beyond management's control. As with any forward-looking statement, no assurances can be given that it will ultimately prove correct.

Cost of Sales

Cost of sales increased in the second quarter of 2002 to $13.9 million, up from $3.7 million in the same period in 2001. The increase is due to higher sales activity.

For the six months ended June 30, 2002, cost of sales was $27.5 million as compared to $5.3 million for the same period of 2001.
The increase is also due to higher sales activity.

Gross Profit

Gross profit as a percentage of revenue remained consistent at 2% for both the quarters ended June 30, 2002 and 2001.

For the six months ended June 30, 2002, gross profit as a percentage of revenue was 1%, down from 2% in the same period in 2001. The decrease is due to increased market competition.

Expenses

Operating expenses were $140,298 for the quarter ended June 30, 2002, compared to none for the same period last year. For the six months ended June 30, 2002, the operating expenses were $227,828 compared to none for the same period last year. Operating expenses relate to costs attributable to the distribution of our products. These expenses will continue to increase relative to revenue growth.

Selling, general and administrative expenses were $449,813 for the second quarter of 2002 compared to expenses of $13,319 for the same period last year. The increase in current year costs was due to the build up of staffing for future growth and the costs associated with being a publicly held company. We intend to increase these costs in order to build the infrastructure of the company relative to our business plan.

For the six months ended June 30, 2002 selling, general and administrative expenses were $838,769 compared to $8,402 for the same period last year. The increase in current year costs was due to the build up of staffing for future growth and the costs associated with being a publicly held company. We intend to increase these costs in order to build the infrastructure of the company relative to our business plan.

We incurred a net loss of $147,142 for the three months ended
June 30, 2002 and a net loss of $343,087 for the six months ended
June 30, 2002.

Liquidity and Capital Resources

We maintained cash of $397,870 as of June 30, 2002 and working capital of $1,638,135 as of that date.

For the six months ended June 30, 2002, cash used for operating activities totaled $997,068. The use of funds was due to a net loss, and an increase in trade accounts receivable and inventories, partially offset by a decrease in deposits and other receivables, as well as an increase in trade accounts payable. For the six months ended June 30, 2001, cash provided by operations amounted to $120,139, which mainly was due to the net income of the Company.

For the six months ended June 30, 2002, cash used in investing activities amounted to $135,031. The use of funds was for the purchase of office furniture and computer equipment. There were no funds used in 2001 for investing activities.

For the six months ended June 30, 2002, cash provided by financing activities amounted to $270,996 which was an advance from an employee partially offset by an advance to a shareholder. For the six months ended June 30, 2001, cash used in financing activities amounted to $88,458 and was primarily an advance to shareholder.

We will need additional financing, almost immediately, to maintain or grow our business. Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery. The ability to grow the business and acquire additional inventory is dependent upon increasing our working capital resources. Unless the Company is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. We can provide no assurances that we will be able to increase our working capital in the near term or at all. To the extent we are unable to secure additional working capital in the near term, we could face difficulties continuing as a going concern.

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

Although we believe that our cash from operations and cash on hand will be sufficient to permit us to continue as a going concern for at least the next 12 months, no assurances can be given that this will prove accurate or that our expenses will not increase faster than expected. In this regard, we note that by becoming a public company under the Exchange Act, we have incurred, and expect to continue to incur, significant additional costs not previously borne by us. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations or growth plans.

Recent Developments

On July 29, 2002, the Company made the following stock option grant and restricted stock award to J. David Darnell, Senior Vice President and Chief Financial Officer: (i) a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company's common stock. This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.

During July 2002, a private investor acquired 50,000 shares of the Company's common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $215,000 which will be used for general corporate purposes.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities and Use of Proceeds.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          On April 22, 2002, Wei Zhou, holder of 11,950,000 shares of our common stock (representing 62.6% of the total shares outstanding), voted for the re-election of the current board of directors, as nominated by our Board of Directors on April 19, 2002. Mr. Zhou is our Chief Executive Officer, President, Secretary and a member of our board of directors. On April 30, 2002, we mailed an information statement to our shareholders informing them of this action, in lieu of an annual meeting. The re-election of Messrs. Wei Zhou, Hans Schuld and J. David Darnell was deemed approved by the shareholders of the Company on May 20, 2002, which was the date 20 calendar days following the mailing of the information statement to our shareholders.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 10.1   Employment Agreement by and between the
                         Registrant and J. David Darnell dated as of June 11, 2002

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          On April 25, 2002, the Registrant filed a Current
          Report on Form 8-K advising that KPMG LLP, its principal accountants, had resigned effective April 18, 2002.

          On May 16, 2002, the Registrant filed a Current Report on Form 8-K advising that it had retained King Griffin and Adamson P.C. as the Registrant's certifying accountants.

                           SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTAC INTERNATIONAL, INC.

Date:  August 20, 2002
                              By:  /s/ J. David Darnell
                                  -----------------------------
                                   J. David Darnell
                                   Senior Vice President and
                                   Chief Financial Officer

                        INDEX TO EXHIBITS


EXHIBIT NO.  DOCUMENT
----------   ---------------------------------------------------
    10.1     Employment Agreement by and between the Registrant
             and J. David Darnell dated as of June 11, 2002

    99.1     Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002