Form 10QSB
period 2002-09-30
INTAC INTERNATIONAL INC
filed 2002-11-15
CIK 1127439

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

      [   ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ___________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,139,455 shares of $.001 par value Common Stock outstanding as of November 14, 2002.

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   (EXPRESSED IN U.S. DOLLARS)


                                                                 September 30,   December 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                                                  (Unaudited)
Assets
Current assets
   Cash and cash equivalents                                     $  1,167,297    $  1,258,973
   Trade accounts receivable (net of allowance for doubtful
     accounts of $0)                                                4,006,723         224,149
   Inventories                                                        408,883             820
   Foreign sales tax receivable                                       593,435         728,506
   Deposits and other receivable                                      653,375         255,097
                                                                 ------------    ------------
      Total current assets                                          6,829,713       2,467,545

Equipment, net                                                        186,308          44,106
Other assets                                                           77,344          51,850
Goodwill                                                               59,115          59,021
                                                                 ------------    ------------

      Total assets                                               $  7,152,480    $  2,622,522
                                                                 ============    ============

Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable                                        $  4,336,776    $     74,035
   Due to shareholder                                                 465,773          55,573
   Income taxes payable                                                67,204          39,598
   Deposits received                                                  184,284              --
   Accrued expenses                                                   181,222         218,318
                                                                 ------------    ------------
      Total current liabilities                                     5,235,259         387,524

Stockholders' Equity
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued and outstanding                               --              --
  Common stock, $0.001 par value, 100,000,000 shares
     authorized; 19,139,455 and 19,089,455 shares issued
     and outstanding, respectively                                     19,139          19,089
  Additional paid-in capital                                        3,022,296       2,763,346
  Accumulated deficit                                                (896,883)       (547,554)
  Note receivable from shareholder                                     (1,282)         (1,282)
  Accumulated other comprehensive income (loss)                      (226,049)          1,399
                                                                 ------------    ------------
      Total stockholders' equity                                    1,917,221       2,234,998
                                                                 ------------    ------------

      Total liabilities and  stockholders' equity                $  7,152,480    $  2,622,522
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                   (EXPRESSED IN U.S. DOLLARS)
                           (UNAUDITED)


                                                           Three Months Ended              Nine Months Ended
                                                               September 30,                 September 30,
                                                       ---------------------------   ---------------------------
                                                           2002           2001           2002          2001
                                                       ------------   ------------   ------------   ------------
Revenues                                               $ 31,975,827   $  6,923,055   $ 59,850,927   $ 12,356,703
Cost of goods sold                                       31,142,935      6,467,810     58,612,478     11,788,057
                                                       ------------   ------------   ------------   ------------
          Gross profit                                      832,892        455,245      1,238,449        568,646

Operating expenses                                          112,246             --        277,942             --
Selling, general and administrative expenses                617,954        185,845      1,518,855        194,247
                                                       ------------   ------------   ------------   ------------
          Total expenses                                    730,200        185,845      1,796,797        194,247
                                                       ------------   ------------   ------------   ------------

Income (loss) from operations                               102,692        269,400       (558,348)       374,399

Foreign currency exchange gain (loss)                       (65,700)       (15,276)       221,345             --
Other income (expense)                                       (5,818)        18,835         23,896             76
Interest income, net                                          3,694             64          4,888             64
                                                       ------------   ------------   ------------   ------------
           Total other income (expense)                     (67,824)         3,623        250,129            140
                                                       ------------   ------------   ------------   ------------

Income (loss) before taxes                                   34,868        273,023       (308,219)       374,539
Income tax expense                                           41,110         83,780         41,110         83,780
                                                       ------------   ------------   ------------   ------------

Net income (loss)                                      $     (6,242)  $    189,243   $   (349,329)  $    290,759
                                                       ============   ============   ============   ============

Net income (loss) per share - basic and diluted        $       0.00   $       0.04   $      (0.02)  $       0.06
                                                       ============   ============   ============   ============

Weighted average number of shares outstanding
   - basic and diluted                                   19,139,455      5,000,000     19,139,455      5,000,000
                                                       ============   ============   ============   ============



See accompanying notes to consolidated financial statements.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (expressed in U.S. Dollars)
                           (Unaudited)




                                                                 Nine Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------
Cash flows from operating activities:
    Net income (loss) for the period                        $   (349,329)  $    290,759
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation of property and equipment                        13,531            190
    Equity related compensation                                   39,000             --
    Other comprehensive loss                                    (227,448)            --
Changes in operating assets and liabilities:
    Trade accounts receivable                                 (3,782,574)        (1,074)
    Foreign sales tax receivable                                 135,071             --
    Inventories                                                 (408,063)        (2,314)
    Deposits and other receivables                              (398,278)       129,488
    Other assets                                                 (25,494)       402,957
    Trade accounts payable                                     4,262,741         81,314
    Income taxes payable                                          27,606         83,789
    Deposits received                                            184,284             --
    Accrued expenses                                             (37,096)       (75,509)
                                                            ------------   ------------

Net cash provided by (used in) operating activities             (566,049)       909,600
                                                            ------------   ------------

Cash flows from investing activities:
    Purchase of property and equipment                          (155,827)            --
    Purchase of subsidiary (net of cash and cash
     equivalents acquired of $867)                                    --        (21,574)
                                                            ------------   ------------

    Net cash used in investing activities                       (155,827)       (21,574)
                                                            ------------   ------------

Cash flows from financing activities:
    Advance from shareholder                                     410,200         54,583
    Proceeds from issuance of common stock                       220,000             --
    Distribution to shareholder                                       --       (420,000)
                                                            ------------   ------------

    Net cash provided by (used in) financing activities          630,200       (365,417)
                                                            ------------   ------------

Net increase (decrease) in cash                                  (91,676)       522,609

Cash and cash equivalents, beginning of period                 1,258,973             --
                                                            ------------   ------------

Cash and cash equivalents, end of period                    $  1,167,297   $    522,609
                                                            ============   ============





See accompanying notes to consolidated financial statements.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002
                           (Unaudited)

1    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of Business and Basis of Presentation

     INTAC International, Inc. ("INTAC" or the "Company") is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim region. The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas). During the period reported, the Company's principal operations involved the distribution of premium brand wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China. The Company began testing the feasibility of its automobile distribution business during the first quarter of 2002. During the second and third quarters of 2002, the Company recognized revenue of $461,384 and $649,383, respectively, in sales of automobiles.

     In October 2001, INTAC (formerly known as Commodore Minerals, Inc.) effected a reverse merger by acquiring all of the outstanding shares of INTAC International Holdings Limited ("Holdings"), a Hong Kong corporation, and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation. Holdings was deemed to be the acquiring entity. The transaction has been reflected in the accompanying consolidated financial statements as (1) a recapitalization of Holdings (consisting of a 500-for-one stock split and change in par value) and (2) an issuance of shares by Holdings in exchange for all of the outstanding shares of Commodore Minerals, Inc.

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

     Operating results for the three and nine months ended
     September 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the entire fiscal year.

     (b)  Principles of Consolidation

     The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Intac International Holdings Limited, a Hong Kong corporation; New Tech Handels GmbH, a German corporation; Futac Group Limited, a British Virgin Islands corporation; Global Creative International Limited, a Hong Kong corporation; INTAC Telecommunications Limited, a China corporation; and Intac Auto Mobile Trading Company Limited, a China corporation. All intercompany balances and transactions have been eliminated in consolidation.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

     (c)  Liquidity

     As of September 30, 2002, INTAC had an accumulated deficit of $896,883 primarily due to a prior year distribution to its principal shareholder and a net loss from operations.

     INTAC plans to raise additional financing in the fourth quarter of 2002 or first quarter of 2003, to fund future operations and expansion plans, and to provide additional working capital. However, the Company cannot provide you with any assurance that such future financing can be consummated or obtained in sufficient amounts to meet the Company's needs. If INTAC is unable to raise additional financing, the Company's expansion plans and operations would need to be significantly curtailed.

     (d)  Use of Estimates

     Management of INTAC has made various estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with USGAAP. Actual results could differ from those estimates.

     (e)  Net Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. For the nine months ended September 30, 2002, the net loss, including other comprehensive loss, was $233,690.

     (f)  Foreign Currency Translation

     The functional currency of INTAC is the Hong Kong dollar
     (HK$). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of INTAC.

     Reported assets and liabilities of INTAC's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income in stockholders' equity. Realized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the statement of operations.

     Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account to reflect the long-term nature of this balance. Previously, unrealized translation gains and losses were recorded to the statement of operations. The effect of this change in the three months ended September 30, 2002 was an unrealized loss on foreign currency translation of $235,705 recorded to other comprehensive income in stockholders' equity.

           INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

2    INVENTORIES

     Inventories for wireless handsets are stated at the lower of cost or market and are comprised of finished goods. Cost is determined using the weighted average method.

     Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.

     At September 30, 2002, inventory consisted of wireless handsets totaling $181,696 and vehicles totaling $227,187.

3    INCOME TAXES

     For the three and nine months ended September 30, 2002, income tax expense related to foreign subsidiary taxable income totaled $41,110. This income tax expense consisted of $18,771 for the German operations and $22,339 for the Hong Kong operations.

4    UNAUDITED PRO FORMA INFORMATION

     On September 1, 2001, Holdings acquired all of the outstanding shares of New Tech Handels GmbH from a related party. The results of New Tech Handels GmbH have been included in the consolidated financial statements since that date.

     Unaudited pro forma financial information for the nine months ended September 30, 2001, as though the acquisition of New Tech Handels GmbH had occurred on January 3, 2001
     (date of inception) is as follows:

                                   Nine Months Ended
                                   September  30, 2001
                                   -------------------

          Revenues                      $   12,965,439
                                        ==============

          Net income                    $      214,883
                                        ==============
          Net income per share -
          basic and diluted             $         0.04
                                        ==============

5    ADVANCES FROM SHAREHOLDER

     As of September 30, 2002, Mr. Zhou (President, CEO and
     Director of the Company) had made net advances of $465,773 to the Company.

6    STOCKHOLDERS' EQUITY

     On July 29, 2002, the Company made the following stock option grant and restricted stock award to J. David Darnell, Senior Vice President and Chief Financial Officer: (i) a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $3.50 per share representing the market value on the date of grant and
     (ii) a restricted stock award of 200,000 shares of the Company's common stock. This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant. As a result of the restricted stock award, there is a non-cash compensation charge of $39,000 in the statement of operations for the three months ended September 30, 2002.

     During the three months ended September 30, 2002, a private investor acquired 50,000 shares of the Company's common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $220,000.


7    SEGMENT REPORTING

     The Company is currently considered to be comprised of two reportable segments: (i) distribution of wireless handsets and (ii) distribution of automobiles. The Company measures segment profit as EBITDA. EBITDA is defined as earnings
     (loss) before interest, taxes, depreciation, and amortization. As used herein, EBITDA is not intended as either a substitute or replacement for operating income (as reported according to USGAAP), as a measure of the financial results of operations or cash flows from operations (as presented according to USGAAP). Information regarding operating segments as of and for the three and nine months ended September 30, 2002 and 2001, is presented in the following tables:



                                                          Revenues            EBITDA
                                                       -------------       -------------
     Three Months Ended September 30, 2002
     -------------------------------------
     Wireless handset distribution segment             $  31,514,443       $      94,396
     Automobile distribution segment                         461,384              13,242
                                                       -------------       -------------
     Total                                             $  31,975,827       $     107,638
                                                       =============       =============

     Three Months Ended September 30, 2001
     -------------------------------------
     Wireless handset distribution segment             $   6,923,055       $     254,314
     Automobile distribution segment                              --                  --
                                                       -------------       -------------
     Total                                             $   6,923,055       $     254,314
                                                       =============       =============



                                                          Revenues            EBITDA
                                                       -------------       -------------
     Nine Months Ended September 30, 2002
     ------------------------------------
     Wireless handset distribution segment             $  58,740,160       $    (570,358)
     Automobile distribution segment                       1,110,767              25,635
                                                       -------------       -------------
     Total                                             $  59,850,927       $    (544,723)
                                                       =============       =============

     Nine Months Ended September 30, 2001
     ------------------------------------
     Wireless handset distribution segment             $  12,356,703       $     374,589
     Automobile distribution segment                              --                  --
                                                       -------------       -------------
     Total                                             $  12,356,703       $     374,589
                                                       =============       =============

     A reconciliation from the segment information to the net income (loss) for the three and nine months ended
     September 30, 2002 and 2001, is as follows:


                                                Three Months                  Nine Months
                                             Ended September 30,           Ended September 30,
                                        ---------------------------   ---------------------------
                                            2002           2001           2002          2001
                                        ------------   ------------   ------------   ------------
     EBITDA                             $    107,638   $    269,590   $   (544,723)  $    374,589
     Depreciation and amortization            (4,946)          (190)       (13,625)          (190)
                                        ------------   ------------   ------------   ------------
                                             102,692        269,400       (558,348)       374,399
     Other income (expense)                  (71,518)         3,559        245,241             76
     Interest income, net                      3,694             64          4,888             64
     Income tax expense                      (41,110)       (83,780)       (41,110)       (83,780)
                                        ------------   ------------   ------------   ------------
     Net income (loss)                  $     (6,242)  $    189,243   $   (349,329)  $    290,759
                                        ============   ============   ============   ============



     Total assets for the operating segments as of September 30, 2002, and December 31, 2001, are as follows:

                                                   Total Assets at
                                              ---------------------------
                                              September 30,  31 December,
                                                  2002           2001
                                              ------------   ------------
      Wireless handset distribution segment   $  6,091,669   $  2,622,522
      Automobile distribution segment            1,060,811             --
                                              ------------   ------------
      Total                                   $  7,152,480   $  2,622,522
                                              ============   ============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

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

Overview and Plan of Operation
------------------------------

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

On September 28, 2001, Wei Zhou, our President, Chief Executive Officer and a Director, acquired a controlling interest in the Company by purchasing 7,000,000 shares of its stock in a private transaction with one of the organizers of Commodore Minerals, Inc. ("Commodore"). On October 13, 2001, we entered into a Reorganization Agreement with Intac International Holdings
Limited ("Holdings") and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the "Reorganization"). Pursuant to that transaction, we changed our name from Commodore Minerals, Inc. to INTAC International, Inc. Holdings became our wholly owned subsidiary and New Tech Handels GmbH, previously a subsidiary of Holdings, became our indirect subsidiary. For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our financial statements reflect the historic business operations of Holdings.

We operate through seven direct and indirect wholly-owned subsidiaries, including:

  * INTAC International Holdings Limited, a Hong Kong corporation formed on January 3, 2001, which acts as the primary distributor of telecommunications products into Asia-Pacific;

  *  New Tech Handels GmbH, a German corporation formed on
     January 20, 2000 and acquired by Holdings in October 2001, which acts as our primary purchasing agent and distributor of products into Europe;

  *  INTAC Holdco Corp., a Delaware corporation formed on October
     10, 2001, which holds certain of the shares of INTAC
     International Holdings Limited;

  * FUTAC Group Limited, a British Virgin Islands corporation formed on January 2, 2002, which imports automobiles for distribution into mainland China;

  * Global Creative International Limited, a Hong Kong corporation formed on March 15, 2002, which acts as a distributor of second hand telecommunications products into Asia-Pacific;

  * INTAC Telecommunications Limited, a Hong Kong corporation formed on March 8, 2002, which acts as a distributor of telecommunications products into Asia-Pacific; and

  * INTAC Auto Mobile Trading Company Limited, a China corporation formed on April 9, 2002, which imports automobiles for distribution into mainland China.

The Company is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim region. During the period reported, the Company's principal business operations involved the distribution of premium brand wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers. To a much lesser extent, the Company also distributed automobiles into mainland China from Europe. Although the Company expects to spend substantially all of its time over the near term operating its wireless handset distribution business and determining the viability of its automobile distribution business, the Company may make additional diversified investments in China and the Asia-Pacific Rim region which demonstrate to management favorable growth potential. No assurances can be given that the Company will be able to locate such opportunities, that management will be able to exploit such opportunities or that we will have adequate financial, management or other resources to realize upon such investment opportunities.

Our plan of operation for the next twelve months calls for the following:

  * consummating a definitive agreement with China United Telecommunications Corporation ("China Unicom"), a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China. In addition, capitalizing on this expanded market for its wireless handset products by cross-selling the handset with the wireless service offering;

  * consummating a definitive agreement with China Putian Corporation ("Putian"), the largest telecom manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian's production facilities and distribution networks;

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

  * to the extent we have adequate working capital, increasing the number of full and part-time employees by approximately
     25 by the end of 2002 over the number employed at December 31, 2001; and

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

Results of Operations for the Three and Nine Months Ended
September 30, 2002 and 2001
---------------------------------------------------------



                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                  ---------------------------    ---------------------------
                                                      2002           2001            2002          2001
                                                  ------------   ------------    ------------   ------------
                                                   (unaudited)    (unaudited)     (unaudited)    (unaudited)
Revenues                                          $ 31,975,827   $  6,923,055    $ 59,850,927   $ 12,356,703
Cost of goods sold                                  31,142,935      6,467,810      58,612,478     11,788,057
                                                  ------------   ------------    ------------   ------------
          Gross profit                                 832,892        455,245       1,238,449        568,646

Operating expenses                                     112,246             --         277,942             --
Selling, general and administrative expenses           617,954        185,845       1,518,855        194,247
                                                  ------------   ------------    ------------   ------------
          Total expenses                               730,200        185,845       1,796,797        194,247
                                                  ------------   ------------    ------------   ------------

Income (loss) from operations                          102,692        269,400        (558,348)       374,399

Foreign currency exchange gain (loss)                  (65,700)       (15,276)        221,345             --
Other income (expense)                                  (5,818)        18,835          23,896             76
Interest income, net                                     3,694             64           4,888             64
                                                  ------------   ------------    ------------   ------------
           Total other income (expense)                (67,824)         3,623         250,129            140
                                                  ------------   ------------    ------------   ------------

Income (loss) before taxes                              34,868        273,023        (308,219)       374,539
Income tax expense                                      41,110         83,780          41,110         83,780
                                                  ------------   ------------    ------------   ------------

Net income (loss)                                 $     (6,242)  $    189,243    $   (349,329)  $    290,759
                                                  ============   ============    ============   ============


Results of Operations for the Three and Nine Months Ended
September 30, 2002 Compared to the Three and Nine Months Ended
September 30, 2001
--------------------------------------------------------------

Revenue

Revenue for the quarter ended September 30, 2002 was $32.0 million as compared to $6.9 million for the same period of 2001. The 362% increase is due to substantially increased sales volume and no material increased sales prices. Revenue for the three months ended September 30, 2002 was comprised of the distribution of wireless handsets ($31.5 million) and the distribution of automobiles ($0.5 million).

For the nine months ended September 30, 2002, revenue was $59.9 million as compared to $12.4 million for the same period of 2001. The 384% increase is due to substantially increased sales volume and no material increased sales prices. Revenue for the nine months ended September 30, 2002 is comprised of the distribution of wireless handsets ($58.8 million) and the distribution of automobiles ($1.1 million).

We anticipate revenues to increase for the remainder of 2002. Specifically, on January 28, 2002, the Company projected revenues for the year ending December 31, 2002 to exceed $75.0 million. The Company reaffirmed this financial guidance from earlier in the year and reported on November 6, 2002, that annual revenues for 2002 will exceed the $75 million previously projected.

The first quarter is typically negatively affected by seasonality issues associated with the wireless handset market in China. The second quarter revenues were affected by a slowing of demand for wireless handsets. Related margins decreased with competition in the marketplace. Nevertheless, technology and new business alliances have enabled the Company to achieve substantial growth during the third quarter. In addition, although currently only representing a small percentage of total revenues, we began distributing vehicles into specified free-trade zones in mainland China during 2002 which is positively affecting gross revenues for the year.

The foregoing revenue projection is a forward-looking statement and, although not intended to reflect a best case scenario, is based on optimistic expectations for the future and upon assumptions and estimates which are subject to the uncertainty of future events beyond management's control. As with any forward-looking statement, no assurances can be given that it will ultimately prove correct.

Cost of Goods Sold

Cost of goods sold increased in the third quarter of 2002 to $31.1 million, up from $6.5 million in the same period in 2001.
The increase is due to higher sales activity and the resultant effects on margin.

For the nine months ended September 30, 2002, cost of goods sold was $58.6 million as compared to $11.8 million for the same period of 2001. The increase is also due to higher sales activity and the resultant effects on margin.

Gross Profit

For the three months ended September 30, 2002, gross profit as a percentage of revenue was 2.6% down from 6.6% for the same period of 2001. The decrease is due to increased market competition and the attendant effect on profit margins.

For the nine months ended September 30, 2002, gross profit as a percentage of revenue was 2.1%, down from 4.6% in the same period in 2001. The decrease is also due to increased market competition and the attendant effect on profit margins.

Expenses

Operating expenses were $112,246 for the quarter ended September 30, 2002, compared to none for the same period last year. For the nine months ended September 30, 2002, the operating expenses were $277,942 compared to none for the same period last year. Operating expenses relate to costs attributable to the distribution of our products. These expenses will continue to increase relative to revenue growth.

Selling, general and administrative expenses were $617,954 for the third quarter of 2002, compared to expenses of $185,845 for the same period last year. The increase in current year costs was due to the build up of staffing for future growth and the costs associated with being a publicly held company. These costs are expected to increase as we build the infrastructure of the company relative to our business plan.

For the nine months ended September 30, 2002 selling, general and administrative expenses were $1,518,855, compared to $194,247 for the same period last year. The increase in current year costs was due to the build up of staffing for future growth and the costs associated with being a publicly held company. These costs are expected to increase as we build the infrastructure of the company relative to our business plan.

Income (loss) from operations

We had income from operations of $102,692 for three months ended September 30, 2002 and a loss from operations of $558,348 for the nine months ended September 30, 2002. The income from operations of $102,692 for the three months ended September 30, 2000 is principally due to the increase in sales volume, improved gross profit margins and lower operating and selling, general and administrative expenses as a percentage of sales.

Net loss

We incurred a net loss of $6,242 and $349,329, respectively, for the three and nine months ended September 30, 2002.

Liquidity and Capital Resources

We maintained cash of $1,167,297 as of September 30, 2002 and working capital of $1,594,454 as of that date.

For the nine months ended September 30, 2002, cash used for operating activities totaled $566,049. The use of funds was primarily due to a net loss, non-cash charges, and an increase in trade accounts receivable, inventories, and deposits and other receivables, partially offset by a decrease in foreign sales tax receivable, as well as an increase in deposits received and accounts payable. For the nine months ended September 30, 2001, cash provided by operations amounted to $909,600, which was primarily due to the net income of the Company, a decrease in deposits and other receivables, and other assets, and an increase in trade accounts payable and income taxes payable.

For the nine months ended September 30, 2002, cash used in investing activities amounted to $155,827. The use of funds was for the purchase of property and equipment. For the nine months ended September 30, 2001, cash used in investing activities amounted to $21,574. The use of funds was for the purchase of New Tech Handels GmbH, net of cash and cash equivalents of $867.

For the nine months ended September 30, 2002, cash provided by financing activities amounted to $630,200 which was due to an increase in the advance from a shareholder and the proceeds from the issuance of 50,000 common stock shares in a private placement transaction. For the nine months ended September 30, 2001, cash used in financing activities amounted to $365,417 and was as a result of a distribution to a shareholder offset by an increase in the advance from a shareholder.

We continue to need additional immediate financing to maintain or grow our business. Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery. The ability to grow the business and acquire additional inventory is dependent upon increasing our working capital resources. Unless the Company is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. We can provide no assurances that we will be able to increase our working capital in the near term or at all. To the extent we are unable to secure additional working capital in the near term, we could face difficulties continuing as a going concern.

We are currently attempting to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders.

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

Item 3. CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation.

                   PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

     None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

Item 5.   OTHER INFORMATION.

     None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

          Exhibit 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

      (b) Reports on Form 8-K.

          None

                           SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTAC INTERNATIONAL, INC.

Date:  November 14, 2002

                              By:  /s/ J. David Darnell
                                 -------------------------------
                                   J. David Darnell
                                   Senior Vice President and
                                   Chief Financial Officer

CERTICATES

I, Wei Zhou, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of INTAC
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


                              /s/ Wei Zhou
                              -----------------------------
                              Wei Zhou
                              President and Chief Executive
                                Officer

I, J. David Darnell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of INTAC
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                              /s/ J. David Darnell
                              --------------------------------
                              J. David Darnell
                              Senior Vice President and Chief
                              Financial Officer

INDEX TO EXHIBITS


EXHIBIT NO.    DOCUMENT

99.1           Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 of the Chief Executive
               Officer.

99.2           Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 of the Chief Financial
               Officer