Form 10KSB
period 2002-12-31
INTAC INTERNATIONAL INC
filed 2003-03-31
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-32621

INTAC INTERNATIONAL, INC.

(Exact name of Small Business Issuer in its charter)

NEVADA	98-0336945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Units 3-5, 17/F., Clifford Centre 778-784 Cheung Sha Wan Road Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number, including area code) 011 (852) 2385-8789

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act

Common Stock, par value $.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes     ☐   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

The Issuer’s revenues for its most recent fiscal year were $84,835,480.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on March 28, 2003 was $36,378,261 based on the average of the Registrant’s bid and ask price on the OTC Bulletin Board. Shares held by non-affiliates were determined by beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten-percent stockholders, some of which may not be held to be affiliates upon judicial determination.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 28, 2003 was 19,189,455.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive information statement to be filed with the Commission within one hundred (120) days following the Registrant’s fiscal year end, or on or before April 30, 2003.

Transitional Small Business Disclosure Format ☐ Yes ☒ No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking” statements have been included throughout this report on Form 10-KSB (this “Report”). These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The important factors listed in the section entitled “Business Risk Factors,” as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of the events described in these factors and elsewhere in this Report could have an adverse effect on our business, results of operations or financial condition. You should also be aware that the “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•                  our ability to obtain immediate additional working capital, the lack of which would likely have a significant negative impact on our current level of operations;

•                  our ability to raise additional capital in order to take advantage of our strategic alliances and to successfully execute our expansion plan;

•                  the low-margin nature of our distribution businesses and the increased expense structure assumed by us as a U.S. public company;

•                  our status as an early-stage company with an evolving, unproven and unpredictable business model;

•                  changes in general business conditions or distribution channels in the wireless handset or automobile industries, and our ability to react to these changes;

•                  the impact of competition in the wireless handset distribution and automobile distribution industries, as well as in industries that we may operate in the future;

•                  our ability to continue to sell products outside of traditional distribution channels;

•                  the anticipated benefits of our industry contacts and strategic relationships;

•                  our ability to establish and take advantage of contacts and strategic relationships;

•                  our ability to continue to purchase sufficient inventory on terms favorable to us;

•                  political and economic events and conditions in China and other geographic markets in which we operate;

•                  the results of our intended diversification into other industries and geographic regions;

•                  our relatively few number of current suppliers and customers;

•                  our lack of supply contracts with our vendors or distribution contracts with our customers;

•                  our anticipated rise in operating expenses;

•                  the concentration of a significant portion of our wireless handset distribution business with a few large customers;

•                  the highly competitive and constantly changing nature of the international wireless and automobile distribution industries;

•                  our ability to react to market opportunities;

•                  the advent of new technology;

•                  complex regulations that apply to us as an operating company in China and elsewhere;

•                  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

•                  other factors including those detailed under the heading “Business Risk Factors”

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

INTAC International, Inc. is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  Throughout this Report, references to “INTAC,” “Company,” “we,” “us,” and “our” refer to INTAC International, Inc. and its operating subsidiaries.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the period reported, the Company’s principal operations involved the distribution of premium brand wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China.

In October of 2001, we acquired all of the outstanding shares of INTAC International Holdings Limited, a Hong Kong corporation (“Holdings”), and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation (“New Tech”). In 2002, Holdings incorporated two wholly owned subsidiaries; Global Creative International Limited, a Hong Kong corporation (“Global Creative”) and INTAC Telecommunications Limited, a Hong Kong corporation (“Telecommunications”).  Today, these subsidiaries operate our telecommunications wireless handset distribution segment (the “Wireless Handset Distribution Segment”). Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors worldwide.

INTAC’s strategy is to sign long-term cooperative agreements with strategic Chinese business partners in the telecommunications field in order to gain access to their production facilities, their sales and distribution networks, as well as their post sales service and support organizations.  INTAC believes that it can bring overseas technology and expertise to these domestic Chinese entities and greatly improve their performance.

Through our wholly owned subsidiaries FUTAC Group Limited INTAC, a British Virgin Islands corporation (“FUTAC”), incorporated in 2002, and Auto Mobile Trading Company Limited, a China corporation (“Auto Mobile Trading”), incorporated in 2002, we also operate our automobile distribution segment (the “Automobile Distribution Segment”).  Through these subsidiaries we distribute luxury automobiles from Europe to mainland China, and we expect to partner with existing Chinese car dealers and distributors to further develop this business segment.

In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments.

We continue to need immediate additional working capital without which would likely have a significant negative impact on our current level of operations.  On February 10, 2003, we signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany.  Under this agreement, we have made commitments to purchase all handsets T-Mobile receives through this trade-in program and plan to distribute the handsets into the Asia-Pacific Rim.  The quantities and values cannot be estimated until the program commences; however, we believe that at least an additional $1 million of working capital will be required in order for us to realize the full economic benefit of this program.  Without this additional capital, we will be required to discount our sales prices to our customers or distributors, or extend terms which will reduce our overall profit margins on this product line.

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

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.

For example, we have non-binding letters of intent and are currently negotiating definitive agreements with:

i)                 China Putian Corporation (“Putian”), the largest telecommunication equipment manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian’s production facilities and distribution networks; and

ii)              China United Telecommunications Corporation (“China Unicom”), a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.

Our stock currently trades in the United States on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, an inter-dealer quotation service (“OTCBB”), under the symbol “INTN” and in Europe on the Frankfurt Stock Exchange under the symbol “WKN 805768.”

GENERAL BACKGROUND

We were incorporated under the name “Commodore Minerals, Inc.” under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation. Our initial business operations concentrated on mineral exploration. Although we never conducted any mineral exploration activities directly, we partnered with others in mineral exploration activities.

On September 28, 2001, Mr. Wei Zhou acquired a controlling interest in us by purchasing 7,000,000 shares of our stock in a private transaction with one of the organizers of Commodore Minerals, Inc. (“Commodore”). On October 13, 2001, we entered into a reorganization agreement with Holdings and the shareholders of Holdings, including Mr. Zhou (the “Reorganization Agreement”), pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the “Reorganization”). Pursuant to that transaction, Holdings became our wholly owned subsidiary and New Tech, previously a subsidiary of Holdings, became our indirect subsidiary. For more detailed information on the change of control, please see our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 15, 2001. For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our consolidated financial statements reflect the historic business operations of Holdings.

Upon the consummation of the Reorganization Agreement, we became a distributor of wireless handsets in the global wireless telecommunications marketplace. Our customers include wholesalers, agents, retailers and other wireless equipment distributors worldwide. During the year ended December 31, 2002, we distributed substantially all of our wireless handset products into Hong Kong, although we also distributed into other parts of the Asia-Pacific Rim and Europe. We generally do not sell our products to end-users. We distribute wireless handsets manufactured by major mobile communications equipment manufacturers including Siemens, Samsung, Nokia, Motorola and Ericsson. We currently maintain operations and sales offices in Frankfurt, Germany, and Hong Kong, Beijing, and Tianjin, China.

Our founder and Chief Executive Officer has over six years of experience in supply channel and distribution channel development for the wireless handset industry. We believe that we have developed a distribution system that allows us to capture an increasingly larger portion of the expanding worldwide wireless handset market without incurring significant added infrastructure cost.

Whereas our objective in 2002 was to focus on our core distribution business and establish customer relationships, our objective in 2003 is to continue to expand our distribution business and improve gross profit margins.  In 2003, we also expect to take advantage of co-operative agreements we have established with Chinese state-owned enterprises which have lower cost structures and liberal import quotas for manufacturing and distributing cellular phones in China.  These strategic partnerships could possibly generate significant revenue and further contribute to our long term goal of becoming a wireless service provider in China.  Establishing contractual relationships with Chinese telecommunications enterprises might also lead to opportunities to work with Chinese enterprises in other fields of interest.

We are an early stage company, with a very limited operating history upon which investors and others can evaluate our Company, our current business and our prospects. See “Business Risk Factors - We are an early stage company and therefore our business and prospects are difficult to evaluate.”

BUSINESS STRATEGY

Our primary business strategy involves participating in selective business opportunities in the Asia-Pacific Rim, with particular emphasis on China. Our initial business activities have focused on distribution opportunities in the wireless handset and automobile industries.

The Company’s objective in 2002 was to build our distribution channels and establish customer relationships. In 2003, we will continue to maintain and develop our distribution business and establish strategic partnerships with China-based companies resulting in significantly increased margins.  We currently have four major opportunities to significantly expand our business in 2003:

•                  growing the current mobile handset distribution business which is currently limited by our amount of working capital;

•                  purchasing refurbished mobile handsets under an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany;

•                  partnering to manufacture wireless handsets in China through a strategic relationship with China Putian Corporation (a major Chinese manufacturer of Telecommunications equipment); and

•                  becoming the first foreign reseller of telecommunications services in China through a strategic relationship with China United Telecommunications Corporation;

Each of these opportunities represents significant growth potential and improved margin potential above that of the current distribution model. Taken together, they would strengthen the position of INTAC in the Chinese telecommunications market.  However, without additional capital, we will not be able to take advantage of these opportunities.

We anticipate continuing to apply the same “efficient distribution” strategy that we use for our wireless handset business to the automobile business segment, and we expect to partner with existing Chinese car dealers and distributors to develop this business segment. As with our wireless handset business segment, we believe that our efficient distribution-premised business model will allow us to operate with greater flexibility than our competitors in the Automobile Distribution Segment.

We expect to realize higher gross margins while under-pricing our competitors because we do not anticipate adding additional layers of distribution (i.e., middlemen). Currently, we believe our competitors, particularly our Hong Kong competitors, have two or more layers of distribution, each of which adds to the final cost of the product to the ultimate consumer.

In addition, to the extent that our business model can be readily applied outside of our primary target geographical region, we will also pursue opportunities in other regions. Our primary focus of pursuing business opportunities in China and nearby areas is intended to capitalize on current inefficiencies in the distribution of products into China, our ability to leverage our business relationships in China, and our ability to quickly react to changing marketing conditions to take advantage of windows of opportunity in various business segments.  We limit our exposure to excess inventory by only sourcing products once we have determined there is a definitive market and we have a firm order.

Efficient Distribution Strategy

In our Wireless Handset Distribution Segment and Automobile Distribution Segment, we are pursuing an “efficient distribution” strategy that we believe provides us with a competitive advantage in these markets. We believe that each of these markets is characterized by multiple distribution levels that add costs to the ultimate consumer without providing corresponding value added services or product distinction. By reducing the number of distribution layers between the manufacturer and the retail distributors, we are able to compete based upon price with other distribution networks. Within the Wireless Handset Distribution Segment we also have an established customer base, which at this time has increasing volume demands which we believe we are prepared to meet.  We have strong and trusted relationships with our customers with a reputation for reliability, low cost, experience and trust.

In addition, we seek to take advantage of windows of opportunity to acquire other complimentary products at discounted prices that may become available from time to time.

We believe that our ability to take advantage of perceived inefficiencies in the distribution markets for the wireless handset and automobile industries will provide us with the following competitive advantages:

•                                          Focus on Best Selling Products. In our distribution business, we have established relationships with industry leaders, including network operators, large retailers and other worldwide distributors. Through these relationships, we expect to receive up-to-date industry information regarding trends in consumer buying patterns. This information should enable us to trade in only those models that we believe are the most popular among end-users, thereby reducing our inventory risk and increasing the number of inventory turns per month when compared to that of our competitors.

•                                          Ability to Quickly Modify Inventory Mix. We differ from other distributors in that we do not stock continuing lines. Although we attempt to offer a consistent availability of inventory, we purchase a variety of makes and models to take advantage of promotional and other discount opportunities. As a result, we can offer a higher proportion of low cost inventory than our competitors. We believe that this strategy permits us to be more flexible in our inventory purchases than we would be if governed by certain manufacturers’ distribution agreements.

•                                          Reputation as a “Best Source” Provider. In our wireless handset business, we compete primarily on price and availability. We are capable of shipping orders for as few as 100 wireless handset units, although our average order is much larger. Accordingly, we believe we are well positioned to serve the growing unaffiliated retailer base. Further, we believe that our ability to quickly source mobile telecommunications equipment at favorable prices provides us with a key competitive advantage as a secondary supplier to the operator-affiliated retailers.

•                                          Exploitation of the Spot Market. As a participant in the “spot market” for wireless handsets, there is no set price to us for the purchase of inventory. The pricing is usually negotiated for each transaction based on the current market prices for similar equipment, the location of the equipment, the number of handsets to be moved, the cost and effort anticipated in packing and shipping the units, and other relevant factors. Likewise, we determine our selling prices on the basis of current market conditions, the number of items we have on hand, target profit margins for various products and other relevant factors.  Consequently, unlike other distributors who buy and sell equipment at predetermined prices or formula, we operate on an opportunity basis, buying and selling inventory during periods of market opportunity.

Our system of efficient distribution involves substantial risk. Our business model is based on a belief in the future of the wireless handset industry that is contrary to the generally held belief that such industry is shifting away from pure distribution services to a mix of distribution services and ancillary services, such as logistics services. We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives. If we are unable to implement our business model effectively, our business, results of operations and financial condition would be materially adversely affected.

Growth Strategy

According to International Data Group, the estimated number of mobile telephone subscribers in China is approaching 200 million which according to J. P. Morgan Chase will expand to almost 300 million by the end of 2005.  We expect to capitalize on our existing presence in China and the Asia-Pacific Rim to successfully expand our distribution channels in China. Our objective is to continue to expand our position in the industry and to enhance our operating performance.  We intend to pursue this objective by implementing the following growth strategies:

•                                          Continue to expand on our core competencies. We intend to improve on our system of efficient distribution for wireless handsets. We do not currently intend to migrate toward a mix of product sales and accessory sales, nor do we expect to begin providing distribution services or other ancillary logistics services. We believe that our approach will provide us with greater flexibility to meet the demands of our customers, while at the same time providing us with the opportunity to grow a worldwide distribution network without significant added infrastructure cost.

•                                          Capitalize on our existing geographic footprint. We believe that the rapidly expanding growth in mobile telephone subscribers in the China and the Asia-Pacific Rim has been caused by:

•                                          the lack of available landline service in China;

•                                          the sheer size of the population of China, being the most populous nation in the world; and

•                                          the recent dramatic, economic growth in the region.

•                                          Capitalize on management’s experience.  We believe our Company and management team has the expertise to take advantage of the growing economy and the business opportunities we perceive as existing in the rapidly expanding field of telecommunication services in China.  The Company and its management team intend to use its flexibility, agility, entrepreneurial expertise, quick decision making ability and speed-to-market to further our goals and objectives.

•                                          Pursue strategic alliances with major players in the telecommunications industry in China and the Asia-Pacific Rim.   We have advanced our strategic objectives by:

•                                          Signing an exclusive agreement with T-Mobile on February 11, 2003, valid through December 31, 2004, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the Asia-Pacific Rim;

•                                          Actively negotiating with China Putian Corporation (“Putian”), the largest telecommunication equipment manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian’s production facilities and distribution networks.  We are in the process of finalizing a definitive agreement with Putian; and

•                                          Pursuing a definitive agreement with China United Telecommunications Corporation (“China Unicom”), a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.  In addition, we intend to capitalize on this expanded market for its wireless handset products by cross-selling the handset with the wireless service offering.  We currently do not intend to pursue this opportunity until the latter part of 2003.

•                                          Expand our global sales capabilities. We target our customers predominantly through direct sales channels complemented by a range of external alliances and channels.  We believe that in addition to expanding our presence in the markets currently served, we must also expand into other world markets. To expand our global reach, we are implementing a program to further integrate additional wholesalers, agents, retailers and other wireless equipment distributors into our wireless product distribution channel.

•                                          Complement our existing business with selective strategic acquisitions. In order to grow into a leading worldwide provider of wireless handsets, we believe that expansion through acquisitions, as well as internal growth will be necessary.  Accordingly, we expect to pursue the acquisition of companies that sell products and services that either complement or expand our existing business. We may also expand to other businesses or opportunities in areas or industries that we believe present attractive opportunities for our stockholders but which are outside of pure handset distribution. We believe that significant acquisition opportunities exist and that our willingness to retain existing management will make us an attractive acquiring party.

Geographic Focus

In December of 2001, China entered the World Trade Organization (“WTO”).  Membership in the WTO represents the culmination of a decade-long shift from a centrally planned economy to a market economy.  With its entry into the WTO, China embarked on an ambitious series of steps to reform its trade and business environment. For example, China has undertaken major changes in import and export rights; however, until the reform has been completed and come into effect, trading rights will remain the subject of government approval. We have leveraged our contacts in China to allow us to take advantage of emerging opportunities in the wake of these reforms. We will continue to develop strategic contacts in the region as the plan for liberalizing Chinese distribution services continues to follow the new open-door growth pattern.

China’s WTO membership has fundamentally redefined China’s relations with other countries, especially with the United States, its most significant export market, as well as its neighbors throughout Asia. WTO membership has allowed China to defend its trade interests using the WTO dispute-settlement system. Chinese exporters have benefited from the certainty that their trading partners must comply with WTO rules. For example, WTO members can no longer discriminate against Chinese products in their home markets. China’s membership into the WTO has made it more attractive to foreign investors, and foreign investments have resulted in more high-paying jobs, more government tax receipts, more technology transfers and, ultimately, more consumer spending. China’s WTO commitments have facilitated increased competition in every sector of the economy. As a result of increased trading opportunities, Chinese consumers are expected to benefit from the increased competition encouraging a larger range of choices, lower prices, and higher quality in consumer products and sources. The combination of reduced trade barriers and the increase in the standard of living in China has and should continue to significantly increase the demand for consumer products and services in China, including wireless handsets and automobiles.

We believe that these continuing reforms in China will enable us to participate in various investment opportunities in China. Our first entry into the Chinese distribution market was accomplished in October of 2001 through our acquisition of operating subsidiaries that distribute premium brand wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors into Hong Kong and mainland China (and throughout the world). In early 2002, we began importing and distributing automobiles into mainland China. The automobiles are imported primarily from Europe and Asia, and are resold to dealers and other distributors in “free trade” zones within China. We are establishing strategic alliances and are considering strategic partnerships that have and will continue to allow us to participate in China’s expanding markets. Although we would prefer to partner with a local company with experience within specific geographic markets within China, we may, if the right opportunity is presented, elect to pursue development opportunities within China on our own.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

The Chinese Market

General. The Chinese Ministry of Information Industry (the “MII”) estimated the number of installed handsets to have been 25 million in 1998, 43 million in 1999, 85 million in 2000, and 130 million in 2001.  With the International Data Group estimating 200 million in 2003, this represents an annual growth rate of approximately 68%. In December of 2002, China was reported to have surpassed the United States to become the largest market for wireless communications, with more than 200 million subscribers and a population of 1,300 million.  With the increasing income per capita for Chinese nationals and the rapid growth of the Chinese Economy, there is a huge market potential.

Growth Potential.  Since the early 1990s, the telecommunications market in China has grown approximately 20% per year. The break-up of China Telecom into fixed-line, mobile, satellite and paging entities and the transfer of the paging section to China Unicom introduced competition into the services market.  The Chinese Central Government is also considering the entry of new telecommunications operators. These competing companies will seek the best quality products at the lowest price, possibly leading to increased equipment sales opportunities for foreign and domestic firms.  Although China Mobile and Unicom have dominated the market, competition between them has already lowered the cost of services considerably.

China’s MII is expected to digitize public and private networks; build a nationwide broadband network using fiber optic cable, microwave and satellite systems; expand the nationwide Global System for Mobile Communication (“GSM”) mobile network and deploy Code Division Multiple Access (“CDMA”) systems; improve management and billing systems; and promote Internet usage, especially electronic commerce.

Already one of the largest in the world, China’s telecommunications sector is expected to continue expanding in the coming decades.  China’s level of economic development is still far behind the developed world. Though we anticipate China’s telecommunications sector to be large in aggregate, it is still small on a per capita base, which implies the huge growth potential for China’s telecommunications sector. The current trend of robust economic growth, we expect, will remain at least for another decade. We anticipate growth driven demand for telecommunications services will increase continuously. The Economic Analytical Unit of the Australian Department of Foreign Affairs and Trade reported that the number of telephone lines in China will reach 370 million in 2010 and 1 billion in 2020 and that the number of mobile phone subscribers will reach 250 million by 2004 and 300 million by the end of 2005. At present, development in China’s telecommunications sector is uneven with both regional and urban-rural imbalances. Reforms and China’s WTO membership will lead to further deregulation and hence increasing competition in the telecommunications sector.

In early 1999, the MII introduced a telecommunications product licensing system, which requires the issuance of a license for all telecommunications equipment before being marketed in China. The MII encourages operators to purchase domestically manufactured products to support national telecommunications manufacturers. Greater flexibility is sometimes shown to foreign companies that have exclusive technology or are willing to invest in priority areas, such as rural inland China. In addition, China has committed to permitting foreign interests to own up to 50% of Chinese telecom companies under its WTO obligations.  This has provided further impetus for growth.

China Unicom, the only carrier licensed to build and operate the CDMA system, completed its first phase of CDMA networks covering all 31 provinces and municipalities in China during 2001.  They reported earlier this year that they expected to complete their upgrade to CDMA 1X by the end of the year with their network capacity suitably increased with enhanced coverage.  Emphasis is to be placed on fully leveraging the advantage of CDMA 1X technology in providing a variety of mobile data service at medium-to-high speed.  As of June 2002, China Unicom had 34 million GSM and CDMA subscribers, adding 7 million during 2002 with expectation of a greater level of growth in the second half of the year. By its estimate, the subscribers of China Unicom’s CDMA networks will reach 50 million in 2003. As a result, CDMA handsets will be much needed to meet the demand, and the potential market in China for CDMA handsets alone could reach over $1 billion by 2003.

Growth in the Industry

Growth in the number of wireless handset users in the Asia-Pacific Rim has been fueled by several factors, including:

•                                          expansion of network operators into previously unserved areas, particularly in portions of the Asia-Pacific Rim;

•                                          the lack of land line expansion plans;

•                                          increased deregulation of the Asia-Pacific Rim;

•                                          availability of appropriate additional wireless spectrum;

•                                          convergence of Internet, voice, data and other technologies;

•                                          the increasing size of the population;

•                                          increasing consumer demand for advances in wireless technologies and handset functionality; and

•                                          decreasing consumer prices for handsets and wireless service.

China Mobile launched a cell phone-based data communications service using the General Packet Radio Service (“GPRS”) format on May 17, 2002. The new service enables users to download news, games, maps, weather forecasts and other information on cell phones. Third-generation (“3G”) mobile telecommunications promises a new line of broadband services such as real-time video transmission and fast Internet service.  The homegrown Time Division - Synchronous Code Division Multiple Access (“TD-SCDMA”), together with the US-based CDMA 2000 and Europe-based WCDMA (wideband CDMA), are the three major international standards for 3G mobile telecommunications.  The introduction of 3G technology has further fueled the quantity of wireless handsets being sold.  This is also expected to lead to an increase in the number and quality of refurbished cell phones.

Industry Challenges

Despite the increasing demand for wireless handsets, numerous factors have converged in recent years to create new challenges for traditional wireless equipment distributors. These factors include the following:

Increasing Number of Equipment Manufacturers and Available Models. Originally, there were relatively few manufacturers of mobile communications equipment. However, within the last several years, numerous other companies, including those that have historically manufactured consumer electronics (such as Haier), have also entered the market. In addition, as technology has expanded and features have been added, the number of available models per manufacturer has also increased. We expect both of these trends to continue as the demand for wireless handsets continues to increase. We believe that because many traditional distributors attempt to inventory a commercially adequate supply of handsets for each manufacturer by model, they are experiencing greater costs and higher inventory risk. Further, we believe that these distributors tend to turn their inventory fewer times per month.

Lack of Brand Loyalty. Competition among handset manufacturers is intense, resulting in constant changes in market share between manufacturers. Although the industry remains largely dominated by three vendors (specifically, Nokia, Motorola and Siemens), numerous smaller manufacturers have entered the market, further increasing the competition among manufacturers. We believe that consumer handset selection is based less on brand name loyalty and more on features and functionality, size and appearance, pricing and incentives and perceived technological advancement, especially in the Asia-Pacific Rim. We also believe this trend will continue. Accordingly, we contend that those distributors having long-term distribution agreements with vendors and manufacturers or agreements containing “minimum commitments” will find it more difficult to react to consumer preference changes.

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

Price Volatility. Over the last several years, prices for wireless handsets have become increasingly volatile. This volatility is due, among other things, to increased supply into the various sales channels, a larger number of manufacturers, and a slow-down in the economy generally. As a consequence of this volatility, a “spot market” has developed in which large quantities of inventory can be purchased and sold at the then prevailing market price. Prices for equipment can vary as much as 10% from one day to the next. Traditional distributors often find it difficult to participate or benefit from this spot market due to their contractual arrangements with the manufacturers.

Traditional Response to Industry Challenges

In response to the industry challenges, many distributors have expanded their focus to provide ancillary products (such as accessories) and ancillary services (such as warehousing, customized packaging, “inventory management,” and other “logistics services”) to their customers. Many traditional distributors believe that ancillary products and services carry a higher gross margin than merely the distribution of wireless handsets. At the same time, many large network operators and manufacturers are embracing the move to an outsourced solution for their distribution needs because of their ability to shift to the distributor:

•                                          the significant initial and continuing costs of maintaining warehouse facilities and providing logistics services;

•                                          the risks associated with inventory management and storage; and

•                                          the other efficiency issues associated with maintaining an infrastructure that must expand and contract to meet consumer demand.

Similar to other distribution industries that have migrated to a “full service” approach, we believe that handset distributors are facing increasing costs for personnel, IT infrastructure, warehouse facilities and general overhead. We believe that as wireless equipment manufacturers continue to migrate toward a mix of products and services, traditional distributors will find it increasingly difficult to efficiently integrate and manage these separate operations into a cost-effective solution for their customers. Consequently, we expect that as revenues for full service distributors increase, their expected efficiencies of scale may not.

AUTOMOBILE DISTRIBUTION INDUSTRY

With China’s entry into the WTO we expect and have seen demand for foreign automobiles increase.  We are applying the same “efficient distribution” strategy that we use for our wireless handset business to this business segment, and we expect to partner with existing Chinese car dealers and distributors to develop this business segment. As with our wireless handset business segment, we believe that our efficient distribution-premised business model will allow us to operate with greater flexibility at modest risk in the Automobile Distribution Segment.

Our vehicles are placed on display and distributed through China’s free trade zones, initially Tianjin. This particular free trade zone was initially selected to test the business model because of its geographic location and advantages. In 2002, we established a separate Chinese subsidiary for this region, INTAC Auto Mobile Trading Company Limited. This subsidiary operates in the Tianjin free trade zone, services the northern regions of China and distributes mainly European-made vehicles, such as Volvo and BMW. In addition, each subsidiary will be able to cross-sell the other’s products depending on the requests of the dealers with whom the Company anticipates partnering.

Participating car dealers pick up the vehicles and obtain the necessary permits and quotas from the Chinese government.  They are also responsible for paying any customs duties, value-added-taxes and other charges prior to the vehicles being delivered to them by us. We utilize third-party shipping companies for delivery logistics and warehousing of products prior to delivery to the dealers. We incur only nominal warehouse or storage charges as the shipping companies receive their revenues mainly for shipping and delivery of the product.

We realize higher gross margins while under-pricing our competitors because we do not anticipate adding additional layers of distribution (i.e., middlemen). Currently, we believe our competitors, particularly our Hong Kong competitors, have two or more layers of distribution, each of which adds to the final cost of delivery of the vehicle.

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

Risks Related To Our Business

We will need immediate additional working capital without which would likely have a significant negative impact on our current level of operations.

We continue to need immediate additional working capital the lack of which would likely have a significant negative impact on our current level of operations.  On February 10, 2003, we signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany.  Under this agreement, we have made commitments to purchase all handsets T-Mobile receives through this trade-in program and plan to distribute the handsets to the Asia-Pacific Rim.  The quantities and values cannot be estimated until the program commences; however, we believe that at least an additional $1 million of working capital will be required in order for us to realize the full economic benefit of this program.  Without this additional capital, we will be required to discount our sales prices to our customers or distributors or extend terms which will reduce our overall profit margins on this product line.  The lack of sufficient capital to fulfill our contractual obligations to purchase the refurbished handsets from T-Mobile could result in the termination of this agreement.  In addition, our inventory purchases generally require the payment in full of the purchase price of the inventory prior to its delivery. Therefore, our ability to grow our business and acquire additional inventory is dependent upon increasing our working capital resources. Our automobile distribution business will result in significantly increased working capital requirements dependent on the sales activity of the business. We expect to make an initial deposit for all vehicles when ordered (which we expect will be offset by customer deposits), and to make full payment for all vehicles upon delivery to us from the manufacturer. After our payment for the vehicles, we expect that it will take an estimated four to six weeks before we sell the vehicles and receive payment for the order. Therefore, we will need to finance the inventory during this period. Also in some cases, we will give minimal credit terms to customers for the balance outstanding, only if they have established and good payment history with us.  Generally our customers will pay within a few days of receiving and inspection of the product.  Our business model generally requires a deposit by the customer. To the extent we are unable to increase our working capital assets, we will not be able to significantly increase our inventory purchases or fund the increased customer balances outstanding and accordingly, the growth of our sales could be restricted.  Further, we may expand to other geographic markets, and the start-up costs for distribution and other marketing channels in new geographic markets will require additional capital.  In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.  We do not currently have any lending arrangements with any banks or other third parties, nor do we have any commitments to obtain such an arrangement. We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for our working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our growth and operations to reflect the extent of available funding. If we are able to arrange for credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell or purchase our capital stock, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of our common stockholders. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  If we are unable to obtain substantial increases in our working capital resources, our ability to increase our revenues and profits will be materially and adversely affected.

We are an early stage company and therefore our business and prospects are difficult to evaluate.

Our operating companies commenced operations from 2000 through 2002.  New Tech commenced initial operations in 2000, Holdings and FUTAC commenced initial operations in 2001, and Global Creative, Telecommunications, and Auto Mobile Trading commenced initial operations in 2002.  Consequently, we are an early stage company, with a very limited operating history upon which investors and others can evaluate our Company, our current business and our prospects. In addition, we only launched our automobile distribution business in the first quarter of 2002. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development. Some of the risks and difficulties we expect to encounter include our ability to:

•                                          obtain immediate additional working capital, the lack of which would likely have a significant negative impact on our current level of operations;

•                                          raise additional capital in order to take advantage of our strategic alliances and to successfully execute our expansion plan;

•                                          manage the increased expense structure assumed by us as a U.S. public company;

•                                          manage the anticipated rise in operating expenses;

•                                          manage and implement successfully new business strategies;

•                                          adapt and successfully execute our evolving and unpredictable business model;

•                                          continue to sell products outside of traditional distribution channels;

•                                          establish and take advantage of contacts and strategic relationships;

•                                          adapt to our intended diversification into other industries and geographic regions;

•                                          continue to purchase sufficient inventory on terms favorable to us;

•                                          predict the level of refurbished mobile phones to be purchased from T-Mobile;

•                                          manage our inventory costs and obsolescence risks;

•                                          manage and adapt to rapidly changing and expanding operations;

•                                          implement and improve operational, financial and management systems and processes;

•                                          respond effectively to competitive developments;

•                                          attract, retain and motivate qualified personnel; and

•                                          manage each of the other risks set forth below.

Because of our lack of operating history and the early stage of our development, we have limited insight into trends and conditions that may exist or might emerge and affect our business, especially the refurbished market where we have very minimal history. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

Our efficient distribution business model may not be successful which could result in the need to quickly change our growth strategy or business plan.

Our “efficient distribution” business model is premised upon our ability to acquire inventory in bulk at competitive prices and quickly resell the products into other geographic markets. We are a pure distribution business, and we do not currently offer any additional services or product enhancements to accompany the sale of our inventory. To the extent that customer preferences dictate that additional services or product enhancements are required to successfully compete in the wireless products industry, we may be forced to quickly change our business plan. While we attempt to distinguish ourselves based upon price and our ability to adapt to changes in market trends, many of our competitors couple their distribution of wireless communications products with product enhancements and services.

Our experience or ability to capitalize on any agreement or intent and our ability to realize the potential benefits.

We have no proven history of capitalizing on any strategic agreement such as the exclusive agreement with T-Mobile.  There are also no guarantees of the quantities that will become available or the capital required to fulfill our contractual obligation to purchase the refurbished handsets from T-Mobile being made available.  As a result, we may not be able to meet our obligation under the terms of the agreement which may result in the termination of this agreement.  We have no definitive agreement with Putian or China Unicom, nor do we have any history with them or any assurance we could successfully maintain such a relationship if we were to enter into such an agreement.

We do not have any definitive customer contracts for the refurbished wireless handsets promised by the T-Mobile agreement, which renders our distribution channel particularly unstable.

We do not have any definitive agreements with our customers for delivery of refurbished wireless handsets, and instead we will sell our inventory at sales prices that fluctuate frequently.  Accordingly, our customers are not contractually obligated to buy from us in the future, which might require us to sell such products at below market prices.

We do not maintain sufficient redundant sources of supply at this time.

We have historically purchased substantially all of the handsets resold by us from only a few wholesalers. Although we intend to seek out and obtain additional sources of supply in the near future, we do not currently have any commitments of supply for any new premium wireless handsets. Accordingly, we are currently dependent on our existing few suppliers to provide us with adequate inventories. To the extent that any manufacturers or distributors to existing or future suppliers terminate or modify the terms of their relationships with our suppliers to discourage resales by us, our suppliers may cease providing products to us at the favorable pricing that we currently enjoy. Any decrease in our number of suppliers, or in the terms available from them, could cause us to purchase inventory at higher prices.

Our five largest customers represent a majority of our business and our success depends, in significant part, on our ability to retain them as customers.

Our largest customers represent a majority of our business. For the year ended December 31, 2002, our five largest customers represented 50.2% of our business. We do not maintain contracts with these or any other of our customers. If any one or more of these customers were to reduce or stop purchasing products from us prior to the time that we were able to obtain significant additional customers, our business, operating results and financial condition would be materially adversely affected. We cannot assure you that any of our principal customers will be customers of ours in future periods.

We are subject to risks of customers defaulting on payments due.

We generally receive payment from our customers within a few days of the customer receiving and inspecting the product.  In addition, we generally require a deposit by the customer; however, in some cases, we will give minimal credit terms to customers for the balance outstanding if they have an established and good payment history with us.  However, we remain susceptible to companies that do not pay their outstanding balances due, for reasons beyond our control.

Our three largest suppliers represent a majority of our purchases and our success depends, in significant part, on our ability to maintain them as suppliers.

Our largest suppliers represent a majority of our purchases. For the year ended December 31, 2002, our three largest suppliers of wireless handsets accounted for approximately 53% of our product purchases.  At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; although we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships will be important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

We do not have any vendor or customer contracts for new premium wireless handsets, which renders our supply and distribution channels particularly unstable.

We do not have any long-term agreements with our suppliers of new premium handsets, and instead we acquire our inventory pursuant to purchase orders at prices that fluctuate frequently. In addition, we resell our inventory to various retail and wholesale distributors based upon purchase orders at varying prices, and we do not have any long-term contracts with any of our customers. Accordingly, our suppliers are not contractually obligated to sell to us in the future, and our customers are not contractually obligated to buy from us in the future.

Our business operates on a low-margin basis, and our margins may be reduced in the future.

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

We are subject to risks of inventory price declines and obsolescence.

We purchase inventory at prices that fluctuate regularly, sometimes daily, based upon market conditions. Although we typically locate a buyer for all or some portion of a supply order prior to effecting a purchase from our suppliers, we necessarily assume inventory, price erosion and obsolescence risks for all unsold or unallocated products. These risks are especially significant with wireless telephone products because they generally are characterized by rapid technological change and obsolescence which affects customer demand. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. Our initial operations have focused primarily on wholesale distribution networks, which generally have a shorter inventory cycle than retail sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value.

We are a small player in a highly competitive environment.

We compete with numerous well-established companies, many, if not most, of which are larger and have greater capital and management resources than we do. In certain markets, we face competition from manufacturers of products that we resell and from our own suppliers. We compete primarily on the basis of price, inventory availability, delivery time and our customer relationships. To the extent our competitors market the same or similar products and have superior financial resources, those competitors will be better able to withstand substantial price competition and to implement extensive promotional programs. We expect price competition to increase in the future. Because of this intense competition, wholesale distributors, including our Company, generally operate with low gross margins. Our ability to remain competitive will be largely dependent on our ability to control costs and protect profit margins, and to anticipate and respond to various factors affecting the industry. These factors include new products introductions; changes in consumer preferences, demographic trends, international, national, regional and local economic conditions; and discount pricing strategies implemented by competitors. In addition, our business plan could be adversely affected if product manufacturers elect to market wireless products directly to consumers rather than through distribution networks. The trend for direct sales by manufacturers to end-users has accelerated in the European Union, therefore reducing the margins and business opportunities for companies like ours that resell a manufacturer’s products. In addition, we face competition from network operators that discount the price of wireless communications products in connection with promotional efforts to sell wireless communications services. No assurance can be given that we will compete successfully in the wholesale distribution market, particularly as we enter into new international markets.

The growth we seek is rare.

Substantial future growth will be required in order for us to realize our business objectives. Growth of this magnitude is rare, especially in weakened economic periods such as that currently experienced throughout the world. To the extent we are capable of growing our business as necessary, we expect that such growth will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls in each of these areas. We must also establish, train and manage a larger work force. If we do not manage the growth of our business effectively, our revenues and profits could be materially and adversely affected.

Mr. Zhou controls our management and the outcome of any stockholder vote.

As of the date of this report, Mr. Zhou had voting power with respect to 11,950,000 shares, or 62.3%, of our common stock. As a result, Mr. Zhou controls all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations, sales of substantially all of our assets or a transaction that could result in our Company ceasing to be publicly held. Mr. Zhou is also our Chief Executive Officer and a director of our Company.

We depend, almost entirely, on the services of Mr. Zhou.

Our success is substantially dependent on the efforts of Wei Zhou, our Chief Executive Officer. Mr. Zhou is our founder and the key contact with all of our most significant suppliers and customers. Therefore, we are almost entirely dependent on his services. The loss or interruption of the continued full-time service of Mr. Zhou would materially and adversely affect our business. We do not maintain key man insurance on the life of Mr. Zhou. To support our anticipated growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain such necessary personnel, it could have a materially adverse effect on our growth.

If we experience problems in our distribution operations, we could lose customers.

In addition to inventory suppliers, we depend on several other third parties over whom we have limited control, including, in particular, freight forwarding companies and common carriers. We have no long-term relationships with any of these parties. We are, therefore, subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such parties to provide services to us in a timely manner, which could damage our reputation.

Because of factors unique to us and our forecast of anticipated financial performance, the market price of our common stock is likely to be particularly volatile.

Because of the manner in which we became a public company (there are relatively few number of shares available for resale on the OTCBB), the early stage of our business and numerous other factors, the trading price of our common stock is likely to experience significant fluctuations in the future. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by our suppliers or our competitors; changes in conditions or trends in the wireless telecommunications industry; changes in governmental regulation; or changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, all could affect future stock performance. From time to time, we also may publicly forecast anticipated performance goals, and our failure to meet such expectations could adversely affect our future stock performance. Investors should not consider acquiring our common stock to the extent they are unable to absorb a complete loss of their investment.

Our common stock is subject to the “penny stock” rules, which may make it a less attractive investment.

Our common stock currently trades on the OTC Bulletin Board. Although we intend to file an application to list our stock on the Nasdaq Stock Market’s National Market or SmallCap Market within the next year, we may not meet the initial listing standards for either of these markets for some time, if at all. Therefore, we cannot provide any assurances that a liquid trading market will exist at the time any investor desires to dispose of any shares of our common stock. In addition, our common stock may at any time be subject to the so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. An accredited investor is generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 (or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchase and must have received the purchaser’s written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the “penny stock” rules, an investor may find it more difficult to dispose of our common stock.

Risks Related To Our Industry

New technologies may reduce the demand for our products.

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

We may become subject to suits alleging medical risks associated with our wireless handsets.

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

Risks Attributable To International Operations

We are subject to risks of currency fluctuations and exchange restrictions.

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. A substantial portion of our business currently involves the purchase of wireless telephones in Europe for resale in the Asia-Pacific Rim. We attempt to manage the risk of foreign currency devaluation by holding wireless telephone products that are not allocated to a particular customer in inventory for a short time (typically less than 30 days) and by requiring our customers to pay cash (in local currency) for the full price of an order upon delivery. However, our inventory cycle for our automobile distribution segment is expected to increase to 60 days. To the extent that our inventory cycle increases, the risks of currency fluctuations decreasing our gross margins on sales of our products will increase. In addition, in some countries, local currencies may not be readily converted into Euros or U.S. dollars (or other “hard currencies”) or may only be converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.

Our industry depends upon the development and expansion of wireless communications systems.

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

Our international operations subject us to other significant risks.

Our international operations expose us to a wide variety of other risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in foreign trade and investment laws in the territories and countries where we operate. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could materially and adversely affect our revenues and profits. We are subject to risk of political instability and trade sanctions within China

China has traditionally been a closed market with strict political controls. As China shifts to a market economy, growing economic and social freedoms may conflict with the more restrictive political and governmental policies. In addition, democratic countries throughout the world have, from time to time, attempted to use economic and other sanctions to achieve political or social change in other countries. In addition, the Chinese government has continuously failed to recognize the independence of Taiwan and, from time to time, has threatened military action in the region when Taiwanese independence has been asserted. Each of these factors could result in economic sanctions, economic instability, the disruption of trading and war within China and the Asia-Pacific Rim, any of which could result in our inability to conduct business operations in China. Because a substantial majority of our business is currently within China, the disruption of distribution channels into China would have a material and adverse consequence to us.

Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences. Any of these factors could materially and adversely affect our revenues and profits.

THE PRODUCTS WE DISTRIBUTE

We distribute wireless handsets manufactured by major mobile communications equipment manufacturers including Siemens, Samsung, Nokia, Motorola and Ericsson. For the year ended December 31, 2002 and for the period from inception to December 31, 2001, a substantial majority of total handset sales were products manufactured by Nokia, Motorola, Siemens and Samsung.

Our wireless handset products are compatible with most network operators, as well as analog and digital standards and other developing technologies. All of our handsets come fully packaged in their original containers and carry the manufacturer’s original warranty. We have not previously experienced any appreciable amount of warranty related issues.

We distribute automobiles from time to time through free-trade zones from various European and Asian manufacturers. The automobile products that we distribute are determined based upon available pricing, perceived demand, relative exchange rates, and production and quota limitations.

With the signed exclusive agreement with T-Mobile, and through their trade-in program set to commence in Germany, we expect to expand into the distribution of refurbished phones in 2003.

OUR SUPPLY CHANNEL

Handsets are available to us at low prices for a variety of reasons, including our ability to quickly move large quantities of wireless handsets, the inability of a vendor to sell sufficient product through regular channels, the cancellation of orders placed by other distributors and the termination of business by a manufacturer or wholesaler. Currently, our access to sources of equipment is based primarily on relationships which we and our management have established over approximately the last six years. Other sources of product include other distributors, network operators and independent brokers. We receive information about new sources of products from prior contacts, online resources, advertising and industry publications. Our Chief Executive Officer currently handles all inventory procurement and has the most significant industry contacts. As yet, we have not been able to purchase inventory directly from a manufacturer. We currently do not have any supply agreements or authorized distribution agreements with any manufacturers or other vendors and, therefore, all of our inventory is purchased on the “spot market,” mainly from other wholesalers. We expect that we will begin purchasing a larger portion of our inventory from network operators and manufacturers in the future, although there can be no assurances in this regard. Our experience has indicated that network operators and other wholesalers look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels. However, this situation could change if manufacturers or our suppliers decide to discourage the use of our distribution channels.

Consistent with our goal of pursuing strategic alliances, we have signed an exclusive agreement with T-Mobile under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the Asia-Pacific Rim.

We also hope to finalize a definitive agreement with Putian, the largest telecommunication equipment manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian’s production facilities and distribution networks.  Further, through a strategic alliance, we also hope to capitalize on the expanding market for wireless mobile services and wireless handset products by cross-selling the handset with the wireless service offered by the Chengdu Branch of China Unicom, a state-owned telecommunications service provider in China.  We anticipate the need for immediate additional financing to take advantage of, and successfully execute these strategic alliances.

During the year ended December 31, 2002, we made purchases from more than ten suppliers, substantially all of which are other wholesalers. Our three largest suppliers of wireless handsets accounted for approximately 53% of our product purchases for the year ended December 31, 2002.  At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; although, we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships will be important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

We do not currently have any established relationship with automobile manufacturers, although we are attempting to develop relationships in this industry segment. Demand for imported automobiles will be influenced by consumer preference, relative exchange rates between the exporting and importing countries, production limitations of certain manufacturers, the presence of other distribution channels between the manufacturer and the importing country, and the pricing offered to us by the manufacturer. We do not have any supply contracts with any automobile suppliers and, therefore, cannot determine whether we will be able to obtain automobiles on a competitive basis, if at all. In addition, China imposes import quotas on various manufacturers and countries for automobiles, and therefore our ability to deliver automobiles into China may be restricted by the use of quota requirements.

OUR DISTRIBUTION CHANNEL

During the year ended December 31, 2002, aggregate revenues generated from our five largest customers accounted for approximately 50.2% of our total revenues.  These customers were Mr. Lam, 238 Telecom Limited, Chun Wah Trading Limited, Ascot Distribuzione SRL, and Wai Luen International Trading Limited, and represented 13.3%, 12.1%, 9.2%, 8.6%, and 7.0% of our total revenue, respectively.

Products are generally delivered by common carriers to our warehouse facilities in Hong Kong or Frankfurt or designated freight forwarders. Thereafter, we inspect, count and prepare the orders for shipment or pick up by the customers.

We do not generally maintain inventory for a long period of time. Instead, we generally seek to have a buyer for our inventory prior to the time an order is placed with a vendor. The time between a customer’s purchase order and the completion of the sale of that item is generally less than 10 days. Although we assume certain inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels and our system of efficient distribution minimizes the risk. To date, our expenses resulting from write-downs of excess inventory have not been material.

We generally sell our products pursuant to a customer purchase order and subject to our confirmation containing terms and conditions. Because orders are generally not accepted unless they can be filled within a few days of receipt, backlog is generally not material to our business.

We expect to distribute automobiles through the free-trade zone in Tianjin, China through Chinese car dealers and distributors. These Chinese car dealers will be required to obtain the necessary permits and quotas from the Chinese government and will be responsible for paying any customs duties, value-added taxes and other charges prior to the vehicles being delivered to them by us. We expect to utilize third-party shipping companies for delivery logistics and warehousing of products prior to delivery to the dealers.

SALES AND MARKETING

Our sales and marketing efforts for wireless handsets are coordinated in Hong Kong, Frankfurt and Beijing by a manager for each particular office. As with our automobile distribution segment, our sales and marketing efforts are coordinated in Hong Kong, and Tianjin by a manager for each particular office.  These managers, who report directly to our Chief Executive Officer, spend substantially all of their time developing and maintaining relationships with our customers and suppliers. Inside each office, our sales force (which is, in the aggregate 10 full time personnel at the time of this Report) operates on a named account basis rather than by geography, which allows us to maintain a single point of contact for each customer. In addition to our inside sales force, we also engage non-employee, commissioned sales agents to sell our products. Our largest accounts are handled directly by Mr. Zhou, our Chief Executive Officer. Our outside sales agents are compensated on a Commission Program that is designed to reward account profitability and promote sales growth into new geographic regions.

As we attempt to expand our sales, marketing and procurement efforts into additional worldwide markets, we face a number of challenges, including the difficulties and costs associated with the following:

•                  creating new supply and customer relationships;

•                  recruiting skilled sales personnel; and

•                  managing and staffing a larger, more geographically diverse operation.

We cannot be certain that one or more of these factors will not harm our future efforts to expand globally.

During the first quarter of 2002, we began selling our automobiles to dealers and distributors through free-trade zones in China. Our sales and marketing efforts for automobiles are coordinated in Beijing by sales persons who report directly to our Chief Executive Officer. Our automobile sales force currently consists of 2 full-time sales personnel. We expect our sales and procurement personnel serving the automotive distribution segment to increase as we expand this business segment.

SEASONALITY

We are aware that handset sales are influenced by a number of seasonal factors including customer buying patterns, product promotions, availability of distribution channels, holidays and product supply and pricing, and as a result, we adjust buying to reflect the anticipated level of sales activity. While we have no experience regarding the seasonality of automobile buying patterns within China, automobile sales are typically seasonal, and fluctuate based upon the release of new product lines, generally in the fall, and year-end tax and other incentive programs offered by manufacturers. Annual WTO-imposed tariff reductions may also affect the seasonality of our sales, in that customs may defer purchases at year end to receive the benefit of reduced tariffs in the following year. In addition, we also expect that our sales will be influenced by cyclical economic conditions in the different countries in which we operate. An economic downturn in one of our principal markets could materially and adversely affect our revenues and profits.

COMPETITION

Competition among wireless handset distributors is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We compete primarily on the basis of:

•                  price;

•                  inventory availability;

•                  delivery time; and

•                  our customer relationships.

Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. Such competitors can generally undertake more aggressive pricing policies, move more inventories, and make more attractive offers to customers, distribution partners and suppliers than we can. Additionally, substantially all of our existing and prospective customers have established long-standing relationships with one or more of our competitors or potential competitors. Consequently, we cannot be certain that we will be able to expand our customer list or retain our current customers. We may not be able to compete successfully against our current or future competitors and competition could materially and adversely affect our revenues and profits.

Our competitors include:

In Asia-Pacific Rim

Government-owned distributors that have retail outlets;

First Mobile;

Global Tech Holdings; and

Numerous other smaller distributors, resellers and agents.

In Europe

Brightpoint;

Cellstar;

Wireless handset manufacturers that sell directly into our distribution channel; and

Numerous other small distributors, resellers and agents.

The competition in the automobile distribution industry is also intense and growing as the demand for foreign automobiles grows and the opportunities presented by this emerging industry becomes more apparent. We compete primarily on the basis of:

•                  price;

•                  inventory availability;

•                  delivery time;

•                  our customer relationships; and

•                  our manufacturer relationships.

We expect to continue to encounter intense competition, including competitors who have in the past entered into joint ventures with automobile manufacturers in order to bypass import quota restrictions. Companies such as Taikwoo Enterprises Ltd. will compete directly with us and have a longer operating history in the free trade zones and existing relationships with Chinese dealers. We anticipate being able to compete with these more established competitors due mainly to our manufacturing relationships, our efficient distribution business model and our ability to deliver automobiles at a lower cost as a result of less distribution layers. Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. These competitors can generally move more inventories and make more attractive offers to customers, distributions partners and suppliers than we can.

EMPLOYEES

At the time of this report, we had 21 full-time employees, including 10 in sales and marketing, 1 in warehouse and distribution services and 10 in general and administrative functions. In addition, we routinely engage up to 10 part-time employees to assist with peak demands in our warehouse and distribution operations.

ITEM 2 - DESCRIPTION OF PROPERTY

As of March 31, 2003, we leased approximately 9,361 square feet for our operations. Our current leased properties are:

Location	Size	Description	Expiration of Lease

Cheung Sha Wan, Kowloon, Hong Kong	1833 sq.ft.	Headquarters	March 2004
Kwun Tong, Kowloon, Hong Kong	918 sq.ft.	Warehouse	March 2003
Frankfurt, Germany	3,000 sq.ft.	Office	January 2004
Beijing, China	3,000 sq.ft.	Office	December 2003
Tianjin, China	340 sq.ft.	Office	March 2003
Dallas, Texas	270 sq.ft.	Office	Month to month

Our current total lease obligations are U.S. $105,772.

In addition to our leased facilities, we also frequently utilize the storage capabilities of our vendors and freight-forwarders. We believe that the terms we receive for storage space from those parties is comparable to, or better than, the terms we could obtain for additional leased facilities.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, nor is our property subject to such proceedings, as of the date of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock became eligible for trading on the NASD’s Over-the-Counter Bulletin Board, an inter-dealer quotation service (“OTCBB”) on June 20, 2001 under the symbol “CERL.” Effective October 4, 2001, we changed our trading symbol on the OTCBB to “INTN” and we continue to trade under that symbol on the OTCBB. Effective October 18, 2001, our common stock was approved for listing and began trading on the Frankfurt Stock Exchange under the symbol WKN 805768. Prior to October 4, 2001, there was no significant trading in, or market for, our common stock.

The following table sets forth the high and low bid prices for our stock on the OTCBB for the quarterly periods indicated. Such prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	BID PRICE
QUARTER ENDING	LOW	HIGH

March 31, 2002	$5.00	$8.00

June 30, 2002	$5.00	$8.70

September 30, 2002	$3.50	$6.50

December 31, 2002	$3.60	$5.45

The closing price for our common stock on March 28, 2003 was $5.30.

The OTCBB is a regulated quotation service for subscribing members that displays real-time quotes, last sales prices and volume information for over-the-counter equity securities. OTCBB securities are limited to the securities of issuers that are current in their reports filed with the U.S. Securities and Exchange Commission, although no other maintenance standards are imposed.

We have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

As of March 28, 2003 there were approximately 10 holders of record of our common stock holding an aggregate of 19,189,455 shares.

Our common stock is subject to the so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. As a result of these additional requirements, an investor may find it more difficult to dispose of our common stock. See “Business Risk Factors - Our common stock is subject to the ‘penny stock’ rules which may make it a less attractive investment.”

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s compensation plan under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	300,000	$3.50	2,200,000
Equity compensation plans not approved by security holders	—	—	—
Total	300,000	$3.50	2,200,000

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002 and the period ended December 31, 2001, we issued and sold unregistered securities in the transactions described below:

•                  On October 13, 2001, we issued an aggregate of 5,000,000 shares to Wei Zhou, our current Chief Executive Officer and a director, and Ms. Yip Yin Kwan, a former stockholder of one of the INTAC Operating Companies, in connection with the acquisition of the INTAC Operating Companies. This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) or Regulation D promulgated thereunder.

•                  On October 25, 2001, we issued 545,455 shares of our common stock to a single private investor for $3,000,002 (or approximately $5.50 per share). This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) or Regulation D promulgated thereunder.

•                  On August 12, 2002, a private investor acquired 50,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $220,000 (or $4.40 per share).

•                  On December 21, 2002, a private investor acquired 50,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $250,000 (or $5.00 per share).

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We were incorporated under the name “Commodore Minerals, Inc.” under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation. Our initial business operations concentrated on mineral exploration. Although we never conducted any mineral exploration activities directly, we partnered with others in mineral exploration activities.

On September 28, 2001, Mr. Zhou acquired a controlling interest in us by purchasing 7,000,000 shares of our stock in a private transaction with one of the organizers of Commodore Minerals, Inc. (“Commodore”). On October 13, 2001, we entered into a Reorganization Agreement with INTAC International Holdings Limited (“Holdings”) and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the “Reorganization”). Pursuant to that transaction, Holdings became our wholly owned subsidiary and New Tech, previously a subsidiary of Holdings, became our indirect subsidiary. For more detailed information on the Change of Control, please see our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 15, 2001.  For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our historical financial statements reflect the business operations of Holdings.

Our revenue for the year ended December 31, 2002 and the period ended December 31, 2001 were derived from the distribution of premium brand wireless handset products to mobile communication equipment wholesalers, agents, retailers and other distributors in Europe and Asia and, to a much lesser extent, automobile distribution from Europe into mainland China. Our percentage revenue by geographic sector was:

	2002	2001

Europe	24.6%	22.6%
Asia	75.4%	77.4%
Total	100.0%	100.0%

Our cost of goods sold is comprised of the cost of the wireless handset products or automobiles we distribute.

Distribution expenses relate to costs attributable to the distribution of our products, such as freight costs.

Our selling, general and administration expenses are comprised of sales expenses, together with commission expense, including commissions payable to sales staff; and general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

The following is a presentation of the results for the year ended December 31, 2002 and the period ended December 31, 2001 and should be read in conjunction with the annual audited consolidated financial statements and related notes contained herein.

PLAN OF OPERATION

This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in “Business Risk Factors” and elsewhere in this filing. See “Cautionary Statement Regarding Forward-Looking Statements.” You should read the following discussion with our consolidated financial statements and related notes included elsewhere in this Report.

Overview

Our primary activities since inception have included:

•                  developing our business model and other organizational matters;

•                  developing and implementing relationships with suppliers of quality products;

•                  entering into distribution relationships;

•                  building strategic relationships with Chinese companies;

•                  building our infrastructure; and

•                  developing our plan to access the U.S. capital markets.

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

We operate through seven direct and indirect wholly-owned subsidiaries, including:

•                  INTAC International Holdings Limited, a Hong Kong corporation formed on January 3, 2001, which acts as the primary distributor of telecommunications products into the Asia-Pacific Rim;

•                  New Tech Handels GmbH, a German corporation formed on January 20, 2000 and acquired by Holdings in October 2001, which acts as our primary purchasing agent and distributor of products into Europe;

•                  INTAC Holdco Corp., a Delaware corporation formed on October 10, 2001, which holds certain of the shares of INTAC International Holdings Limited;

•                  FUTAC Group Limited, a British Virgin Islands corporation formed on January 2, 2002, which imports automobiles for distribution into mainland China;

•                  Global Creative International Limited, a Hong Kong corporation formed on March 15, 2002, which acts as a distributor of refurbished telecommunications products into the Asia-Pacific Rim;

•                  INTAC Telecommunications Limited, a Hong Kong corporation formed on March 8, 2002, which acts as a distributor of telecommunications products into the Asia-Pacific Rim; and

•                  INTAC Auto Mobile Trading Company Limited, a China corporation formed on April 9, 2002, which imports automobiles for distribution into mainland China.

Our 12-Month Plan

Our plan of operation for the upcoming 12 months calls for the following:

•                  immediately raising additional debt or equity financing, or a working capital or other traditional loan facility from a bank or other lending source as needed to fund current and future operations and expansion plans, and to provide necessary additional working capital;

•                  eliminating the Company’s cash burn and positioning the Company to operate profitably;

•                  implementing our recently executed, exclusive agreement with T-Mobile on February 11, 2003, valid through December 31, 2004, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the Asia-Pacific Rim;

•                  actively negotiating with Putian, the largest telecommunication equipment manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian’s production facilities and distribution networks.  We are in the process of finalizing a definitive agreement with Putian;

•                  pursuing a definitive agreement with China Unicom, a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.  In addition, we intend to capitalize on this expanded market for its wireless handset products by cross-selling the handset with the wireless service offering.  We currently do not intend to pursue this opportunity until the latter part of 2003;

•                  establishing additional sources of supply;

•                  further developing our network of wholesalers, agents, retailers and other distributors worldwide, particularly in the Asia-Pacific Rim;

•                  assuming the availability of working capital, management and other resources, locating additional suitable investment opportunities;

•                  developing a suitable managerial, operational and financial infrastructure to support possible growth;

•                  recruiting sales personnel to further expand our global reach; and

•                  evaluating the operating performance of the automobile distribution segment begun in the first quarter of 2002 and determining whether to devote further resources thereto.

We continue to need immediate additional working capital, the lack of which will likely have a significant negative impact on our current level of operations. During 2003, we intend to seek additional working capital through the issuance of debt, equity, other securities or a combination thereof.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. We believe that a reduction in operations combined with our cash on hand will be sufficient to permit us to continue as a going concern for at least the next 12 months assuming that we achieve our estimated reduction in operating expenses and maintain revenue levels comparable to the prior year; are able to discount our sales prices to our customers or distributors or extend terms, in order to fulfill our obligations under our existing agreement with T-Mobile; limit additional contractual commitments, such as entering into the proposed agreements with Putian and China Unicom; and take no action to grow our business, take advantage of our strategic alliances or generally execute our expansion plans.  However, no assurances can be given that these assumptions will prove accurate. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and afterwards.

We expect to increase the number of full or part-time persons employed by us by approximately 5 by the end of 2003.  These are expected to be additional sales and/or administrative persons to work out of our Tianjin office.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions.  The Company’s significant accounting policies and methods used in the preparation of the consolidated financial statements are discussed in note 1 of the notes to the consolidated financial statements.  The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

•                  Revenue recognition;

•                  Concentration of credit risk and accounts receivable;

•                  Inventory;

•                  Asset impairment;

•                  Foreign currency exchange; and

•                  Intangible assets and goodwill.

Revenue Recognition: We expect to generate future revenues primarily from the distribution of wireless handsets and automobiles into China. In addition to China, we plan to distribute these products into Europe and other Asia-Pacific Rim countries.

Our wireless handset and automobile revenues are generally generated from a quick turn of product. We recognize revenue upon delivery of product to our customers. They are sold “as is” and we do not provide the servicing of the wireless accounts or automobiles, nor do we receive any usage revenue.

Concentration of Credit Risk and Accounts Receivable: Generally our customers will pay within a few days of receiving and inspecting the product.  Our business model generally requires a deposit by the customer; however, in some cases, we will give minimal credit terms to customers for the balance outstanding if they have an established and good payment history with us.

We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers.

Inventories:  Generally, we do not maintain any inventory of wireless handsets; however, due to the timing of the inventory being received and then being shipped to customers, we may hold inventory for a minimal time period, commonly a few days.  We purchase products only upon the receipt of an order. Once an order is received, we solicit additional orders to gain greater discounts from manufacturers. Aggregate orders are then delivered in bulk to be allocated among customers. Our business model generally requires a deposit by the customer.

We do not maintain an inventory of vehicles and model this vehicle sales process the same as the wireless handsets.  However, we may hold inventory for a minimal time period, commonly a few days.

Inventories for wireless handsets are stated at the lower of cost and net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.

Asset Impairment: We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of our assets may not be recoverable.

Foreign Currency Exchange: We are subject to fluctuations in foreign currencies, as customer orders may require multi-currency product and delivery transactions before the sale is complete. Additionally, a period of up to three months’ time may lapse between when an order is placed until revenue and costs are recognized. We do not engage in hedging activities nor in financial derivatives.

The functional currency of the Company is the Hong Kong dollar (“HK$”). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each reporting period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective reporting period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity.

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded to the statements of operations.  The effect of this change in the six months ended December 31, 2002 was an unrealized loss on foreign currency translation of $130,631 recorded to other comprehensive income (loss) in stockholders’ equity.

Intangible Assets and Goodwill: We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner or use of the acquired assets or the strategy for our overall business;

•                  significant negative industry or economic trends;

•                  significant decline in stock price for a sustained period; and

•                  our market capitalization relative to net book value.

If we determine that the carrying value of identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess whether the carrying value of the asset is greater than the undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting our average cost of funds. Net intangible assets and goodwill amounted to $59,021 as of December 31, 2002.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, we do not amortize goodwill. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. We completed our initial impairment review during the first half of 2002. Any transitional impairment loss, which could be significant, must be recognized as the cumulative effect of a change in accounting principle in our statements of operations.  No impairment charge has been made in the year ended December 31, 2002 and the period ended December 31,2001.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD JANUARY 3, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001

Revenue:  Revenue for the year ended December 31, 2002, was $84.8 million as compared to $24.3 million for the same period in 2001. The increase is due to substantially increased sales volume and no material increased sales prices. This revenue was comprised of the distribution of wireless handsets ($83.5 million) and the distribution of automobiles ($1.3 million).

Technology and new business alliances have enabled the Company to achieve substantial growth during the year.  In addition, although currently only representing a small percentage of total revenues, we began distributing vehicles into specified free-trade zones in mainland China during 2002 which is positively affecting gross revenues for the year.

Cost of Goods Sold: Cost of goods sold for the year ended December 31, 2002, was $83.1 million, as compared to $23.7 million in the same period in 2001. The increase is due to higher sales activity and the resultant effects on margins.

Gross Profit: Gross profit as a percentage of revenue was 2.0% for the year ended December 31, 2002, as compared to 2.5% for the same period in 2001. The decrease is due to increased market competition and the attendant effect on profit margins.

Operating Expenses:  Distribution expenses were $399,620 or 0.5% of revenue for the year ended December 31, 2002, as compared to $117,939 or 0.5% of revenue for the same period in 2001.  Distribution expenses relate to costs attributable to the distribution of our products. These expenses will continue to increase relative to revenue growth; however, we expect these expenses to remain at approximately 0.5% of revenue.

Selling, general and administrative expenses were $2.3 million for the year ended December 31, 2002, as compared to $594,380 for the same period in 2001. The increase in costs was due to the build up of staffing for future growth, the costs associated with being a publicly held company and the opening of new offices needed for growth. These costs are expected to increase as we build the infrastructure of the Company relative to our business plan; however, they are not expected to increase in proportion to the increase in revenue.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, develop new distribution channels, and fulfill our obligations as a reporting company under the Exchange Act. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will achieve or sustain revenue growth or reach profitability.

Foreign currency exchange gain:  Foreign currency exchange gain was $182,555 for the year ended December 31, 2002, as compared to none for the same period in 2001. The increase was due to the unrealized translation gains on an intercompany account between Holdings and New Tech which was insignificant in the prior year.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded in the statements of operations.  The effect of this change during the six months ended December 31, 2002, was to exclude an unrealized loss on foreign currency translation of $130,631 from the statement of operations.  This amount is included in other comprehensive income (loss) in stockholders’ equity.

Loss from operations:  We incurred a loss from operations of $1.0 million for year ended December 31, 2002, as compared to a loss from operations of $106,303 for the same period in 2001.  The increase in the loss from operations was due to the decrease in the gross margin and the increase in operating expenses.

Net loss:  We incurred a net loss of $776,755 for year ended December 31, 2002, as compared to a net loss of $127,554 for the same period in 2001.  The increase in the net loss was primarily due to the decrease in the gross margin and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

General

We maintained cash of $589,572 as of December 31, 2002, and working capital of $1.4 million as of that date.

As of December 31, 2002, trade accounts receivable, inventories, and deposits paid were $730,504, $1,140,506 and $1,197,428 respectively, compared to December 31, 2001, balances of $224,149, $820 and $255,097, respectively.  As of December 31, 2002, trade accounts payable was $1,964,035, compared to December 31, 2001 balance of $74,035.  Each of these increases was due to the timing of product sales and the receipt of the related deposits from customers, inventory and making of the payments to suppliers in relation to the year end.  These balances are likely to vary at any point in time due to the short term sales cycle.

Working capital (measured by current assets less current liabilities) at December 31, 2002, was $1,368,659, and at December 31, 2001, was $2,080,021.  This decrease was primarily due to cash used in operations for the year ended December 31, 2002.

For the year ended December 31, 2002, cash used in operating activities totaled $922,572. The use of funds was primarily due to a net loss plus an increase in trade accounts receivable, inventories, and deposits paid, partially offset by a decrease in foreign sales tax receivable, as well as an increase in deposits received and trade accounts payable and accrued expenses.  For the period ended December 31, 2001, cash used in operating activities amounted to $1.0 million which was primarily due to the net loss of the Company, and an increase in trade accounts receivable.

For the year ended December 31, 2002, cash used in investing activities amounted to $443,817. The use of funds was for the purchases of equipment and other assets. For the period ended December 31, 2001, cash used in investing activities amounted to $327,054.  The use of funds was for the purchase of New Tech Handels GmbH and Commodore, net of cash and cash equivalents acquired, and the purchases of equipment and other assets.

For the year ended December 31, 2002, cash provided by financing activities amounted to $696,988 which was due to an increase in the advance from a shareholder and the proceeds from the issuance of 100,000 common stock shares in two private placement transactions. For the period ended December 31, 2001, cash provided by financing activities amounted to $2,635,575 and was a result of the proceeds from the issuance of 545,455 common stock shares and by an increase in the advance from a shareholder offset by a distribution to a shareholder.

We continue to need immediate additional working capital, the lack of which will likely have a significant negative impact on our current level of operations.  This additional immediate financing is needed to grow our business, take advantage of our strategic alliances and successfully execute our expansion plans.  Growing our business requires additional working capital.  Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery.  Also in some cases, we will give minimal credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our growth plans.

On February 10, 2003, we signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany.  Under this agreement, we have made commitments to purchase all handsets T-Mobile receives through this trade-in program and plan to distribute the handsets into the Asia-Pacific Rim.  The quantities and values cannot be estimated until the program commences; however, we believe that at least an additional $1 million of working capital will be required in order for us to realize the full economic benefit of this program.  Without this additional capital, we will be required to discount our sales prices to our customers or distributors or extend terms which will reduce our overall profit margins on this product line. The lack of sufficient capital to fulfill our contractual obligations to purchase the refurbished handsets from T-Mobile could result in the termination of this agreement.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or where value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.

For example, we have non-binding letters of intent and are currently negotiating definitive agreements with;

i)                                         China Putian Corporation (“Putian”), the largest telecommunication equipment manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian’s production facilities and distribution networks; and

ii)                                      China United Telecommunications Corporation (“China Unicom”), a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.

In order to meet minimum capitalization requirements for INTAC Automobile Trading Company Limited, which is our subsidiary domiciled in China, the Company will be required to make a capital contribution to this subsidiary of $850,000 by April 9, 2003.  The non-payment of this capital contribution would result in the cancellation of this subsidiary’s business license in China.  As this subsidiary has not commenced operations, its dissolution would not have a material adverse effect on the Company or the Company’s plans to distribute automobiles into China.  As of the date of this report, the Company has not determined whether to meet this minimum capitalization requirement or to dissolve this subsidiary.

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

We believe that a reduction in operations combined with our cash on hand will be sufficient to permit us to continue as a going concern for at least the next 12 months assuming that we achieve our estimated reduction in operating expenses and maintain revenue levels comparable to the prior year; are able to discount our sales prices to our customers or distributors or extend terms, in order to fulfill our obligations under our existing agreement with T-Mobile; limit additional contractual commitments, such as entering into the proposed agreements with Putian and China Unicom; and take no action to grow our business, take advantage of our strategic alliances or generally execute our expansion plans.  However, no assurances can be given that these assumptions will prove accurate. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

Wireless Handset Distribution Segment

We require additional immediate financing to maintain our current core business of our Wireless Handset Distribution Segment, although we believe that growth in this area is restricted mainly by available working capital. We have an established customer base, which at this time has apparent increasing volume demands which we are preparing to meet.  We have a strong and trusted relationship with our customers. With our reputation for reliability, low cost, experience and trust, the Company’s established customer base prefers to do as much sourcing as possible through us.  Sales could increase significantly if the Company is able to secure substantial additional funding as we would be able to potentially fully exploit strategic agreements and business alliances, and finance additional inventory purchases.

Generally, we do not maintain any inventory of wireless handsets; however, due to the timing of the inventory being received and then being shipped to customers, we may hold inventory for a minimal time period, commonly a few days.  We purchase products only upon the receipt of an order.  Once an order is received, we are typically required to pay for the inventory by the wire transfer of funds. Therefore, to the extent that our working capital resources are insufficient to prepay for an inventory order, our ability to procure inventory will be adversely impacted.

Generally, our customers will pay within a few days of receiving and inspecting the product.  Our business model generally requires a deposit by the customer, however in some cases we will give minimal credit terms to customers for the balance outstanding if they have an established and good payment history with us.  However, we usually receive payment from our customer within ten (10) days of the date of our payment for the inventory. We believe that because of the arrangement that we prepay for inventory orders for wireless handsets, our future growth in this area is only limited by the available capital to finance the sales.

Refurbished Handsets

The Company signed an exclusive agreement with T-Mobile on February 11, 2003, valid through December 31, 2004, under which T-Mobile will sell to the Company the handsets it obtains through its trade-in program in Germany, at which time we will distribute the handsets into the Asia-Pacific Rim.  The margins the Company expects to achieve on the resale of these refurbished handsets are between 25%-40%.  Under this agreement, we have made commitments to purchase all handsets T-Mobile receives through this trade-in program.  The quantities and values can not be estimated until the program commences; however, we believe that an additional $1 million of working capital will be sufficient for us to realize the full economic benefit of this program.  However, without this additional capital we will be required to discount our sales price to our customers or distributors to extend terms which will reduce our overall profit margins on this product line.  The lack of sufficient capital to fulfill our contractual obligations to purchase the refurbished handsets could result in the termination of this agreement.

China Putian

During 2002, we signed a non-binding letter of intent with China Putian for cooperation on the development, manufacture and distribution of new handsets in China.  Under the proposed terms of the agreement, China Putian would utilize our international distribution networks to launch its products into European markets. We would also introduce advanced technologies and product design into China through China Putian’s production facilities and distribution networks, making use of their import quotas to take advantage of the China market.  We are in the process of finalizing a definitive agreement with China Putian.  This agreement is expected to be non-exclusive and have a duration of three years.  In keeping with the Company’s goal to increase margins in 2003, the margins the Company expects to achieve on the sale of these handsets are approximately 5%-6%, compared to 2% currently.  We believe that throughout the next twelve months, we will need approximately $5.7 million of additional capital to fund this preliminary agreement. We may seek to satisfy this capital need through obtaining financing through manufacturers, banks or non-traditional lending sources, or from the sale of additional equity interests. We cannot assure you that such financing will be available on terms acceptable to us, if at all.

China Unicom

During 2002, we signed a non-binding letter of intent to pursue a strategic alliance with China Unicom.  Under the terms of the letter of intent, we will become an authorized reseller of wireless mobile services (both GSM and CDMA) offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.  This agreement would make us the first non-Chinese reseller of China Unicom wireless services.  In addition, we would be able to capitalize on this expanded market for our wireless handset products by cross-selling them with this wireless service offering.  We believe that throughout the next twelve months, we will need approximately $12.1 million of additional capital to fund this exclusive agreement. We may seek to satisfy this capital need through obtaining financing through manufacturers, banks or non-traditional lending sources, or from the sale of additional equity interests. We cannot assure you that such financing will be available on terms acceptable to us, if at all.

Automobile Distribution Segment

We also require immediate additional financing to maintain our automobile distribution segment. Because of the higher cost of automobiles relative to wireless handsets, we will need significant additional capital to expand this business segment. Typically, the delivery cycle for an order of automobiles is approximately four months.  Upon the placement of an order, we expect to place a 30% deposit with the manufacturer, which is offset by a non-refundable deposit of 15% from our customer. We are required to make full payment upon delivery from the manufacturer, after which it takes us approximately four weeks to ship the automobiles to the China free-trade port for resale. Our customers are responsible for payment at the time of delivery, although we are responsible for the automobile during transit and in the event that a customer declines to accept delivery. If a customer were to decline delivery, the customer would forfeit their deposit and we would then attempt to re-sell the automobile inventory through the China free-trade port. Thus far we have not experienced any significant amount of declined deliveries.  We may seek to satisfy any additional financing by obtaining financing through manufacturers, banks or non-traditional lending sources, or from the sale of additional equity interests. We cannot assure you that such financing will be available on terms acceptable to us, if at all.

Additional Business Opportunities

For us to continue our expansion into additional business segments and to take advantage of emerging opportunities in China, we expect to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Furthermore, we expect to partner with existing Chinese companies and entrepreneurs to minimize our capital requirements and investment risks. There is no assurance that we will be able to continue to fund our capital needs or maintain adequate liquidity to implement our business plan and take advantage of investment opportunities.

During 2003, we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  We do not currently have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party.  We continue to need immediate additional working capital, the lack of which will likely have a significant negative impact on our current level of operations.  We believe that a reduction in operations combined with our cash on hand will be sufficient to permit us to continue as a going concern for at least the next 12 months assuming that we achieve our estimated reduction in operating expenses and maintain revenue levels comparable to the prior year; are able to discount our sales prices to our customers or distributors or extend terms, in order to fulfill our obligations under our existing agreement with T-Mobile; limit additional contractual commitments, such as entering into the proposed agreements with Putian and China Unicom; and take no action to grow our business, take advantage of our strategic alliances or generally execute our expansion plans.  However, no assurances can be given that these assumptions will prove accurate. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and afterwards.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2002, are summarized below and relate to lease commitments under non-cancelable operating leases of the Company’s office facilities:

Year ending December 31,
2003	$95,801
2004	9,971
thereafter	—
$105,772

For the year ended December 31, 2002 and period ended December 31, 2001, rental expenses which are included in selling, general and administrative expense amounted to $101,291 and $25,321 respectively.

Off – Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite useful lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment at least annually. Intangible assets with determinable useful lives will continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS 142 beginning January 1, 2002. Unamortized goodwill was $59,021 at December 31, 2002 and 2001.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS 144 in fiscal year 2002. The adoption of this standard had no material effect on the Company’s financial condition, cash flows or results of operations.

In December 2002, FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002.  The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on its financial condition, cash flows or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be affected by fluctuations in the translation of foreign currency. Currently, our primary currency risk arises from our purchase of inventory and distribution of products in different geographic regions with constantly changing relative exchange rates. As the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase. Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets. We do not use any derivative financial instruments to mitigate any of our currency risks. We do not currently have any credit facilities and therefore we are not subject to any risks associated with interest rate changes.

ITEM 7 - FINANCIAL STATEMENTS

The information required by this item is set forth in the Company’s Consolidated Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 13, 2001, we dismissed Morgan & Company, Chartered Accountants (“Morgan”) as our independent accountants, and selected KPMG LLP as our independent accountants to audit our consolidated financial statements for the period ending December 31, 2001.

Our board of directors recommended and approved the change in our independent accountants. Morgan audited our financial statements for the period from inception (September 20, 2000) to November 30, 2000 and for the period from December 1, 2000 through September 30, 2001. We elected to change our independent accountants upon our acquisition of INTAC International Holdings Limited, a Hong Kong corporation, controlled by Wei Zhou, which followed Mr. Zhou’s acquisition of control of our Company on October 1, 2001.

Morgan’s reports did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to certainty, audit scope or accounting principles. Since inception, there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Morgan, would have caused Morgan to make reference to the subject matter of the disagreement in connection with its report.

On October 13, 2001, we selected KPMG LLP as our independent accountants to audit our consolidated financial statements for the period ending December 31, 2001.

On April 25, 2002, the Registrant filed a report on Form 8-K advising that KPMG LLP, its principal accountants, had resigned effective April 18, 2002.  The Registrant’s Board of Directors began interviewing potential replacements immediately.

On May 15, 2002, after considering numerous potential replacement candidates, the Registrant’s Board of Directors approved King Griffin & Adamson P.C. (“KGA”) as the Registrant’s certifying accountants.

Prior to the appointment of KGA, the Registrant never consulted KGA regarding any matter concerning (i) the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, nor was any written or oral advice provided that KGA concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter which was the subject of a disagreement with KPMG LLP, the prior certifying accountant or any matter requiring disclosure under the rules pertaining to the use of Form 8-K (“Reportable Events”).  Other than as reported in its Form 8-K filed on April 25, 2002, there were no disagreements with KPMG LLP on any matter affecting the Registrant’s consolidated financial statements or any other Reportable Events.

On March 1, 2003, the Registrant filed a report on Form 8-K advising that, King Griffin & Adamson P.C., its principal accountants, had resigned to allow its successor entity, KBA Group LLP, to be engaged as the Registrant’s independent accountants.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Directors and Executive Officers” of our Definitive Information Statement (the “Information Statement”) to be filed pursuant to Regulation 14C of the Securities and Exchange Act of 1934, as amended. The Information Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2002, or on or before April 30, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” of the Information Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Shares” of the Information Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Information Statement.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

2.1

Agreement and Plan of Reorganization, dated October 13, 2001, by and between Commodore Minerals, Inc., INTAC Holdco Corp., Wei Zhou and Yip Yin Kwan. (filed as Exhibit 2.1 to Current Report on Form 8-K dated October 13, 2001, filed with the Commission on October 30, 2001 (the “Reorganization Form 8-K”) and incorporated herein by reference).

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

10.1

Lease agreement by and between INTAC International Holdings, Ltd. and Realty Star Development Limited dated March 13, 2002 (filed as Exhibit 10.7 to Form 10-Q on May 20, 2002 and incorporated herein by reference).

10.2	Employment Agreement by and between the Registrant and J. David Darnell dated as of June 11, 2002 (Filed as Exhibit 10.1 to Form 10-Q on August 20, 2002 and incorporated herein by reference).

10.3	T-Mobile agreement (a translation of which is filed herewith).

21.1	List of Subsidiaries (filed herewith).

99.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

99.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

(b)   Reports on Form 8-K

On January 29, 2002, we filed a Current Report on Form 8-K in connection with a press release regarding our revenues for 2001, our projected revenues for 2002, and our expanded focus on strategic investment opportunities in China.

On April 25, 2002, we filed a Current Report on Form 8-K in connection with the resignation of our independent public accountants, KPMG LLP.

On May 16, 2002, we filed a Current Report on Form 8-K in connection with the retention of King, Griffin and Adamson P.C. as our independent public accountants.

On December 20, 2002 we filed a Current Report on Form 8-K in connection with the expansion of the board of directors from three members to five, and appointed Mr. Theodore P. Botts and Dr. Heinz-Gerd Stein to fill the vacancies created by the newly created directorships.  Mr. Botts and Dr. Stein, as well as continuing  director Hans Schuld, are each an independent director both under the criteria set forth in Section 301 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as well as under the rules set forth by the National Association of Security Dealers.

ITEM 14 - CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2003	INTAC INTERNATIONAL, INC.

By: /s/ Wei Zhou

Wei Zhou, President, Chief Executive
Officer and Director (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wei Zhou	President, Chief Executive Officer and	March 31, 2003
Director (Principal Executive Officer)
Wei Zhou

/s/ J. David Darnell	Senior Vice President & Chief Financial Officer	March 31, 2003
and Director (Principal Financial Officer)
J. David Darnell

/s/ Hans Schuld	Director
March 31, 2003
Hans Schuld

/s/ Theodore P. Botts	Director
March 31, 2003
Theodore P. Botts

/s/ Dr. Heinz-Gerd Stein	Director
March 31, 2003
Dr. Heinz-Gerd Stein

I, Wei Zhou, certify that:

1.             I have reviewed this annual report on Form 10-KSB of INTAC International, Inc.

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Wei Zhou
Wei Zhou
President and Chief Executive Officer

I, J. David Darnell, certify that:

1.             I have reviewed this annual report on Form 10-KSB of INTAC International, Inc.

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ J. David Darnell
J. David Darnell
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

2.1

Agreement and Plan of Reorganization, dated October 13, 2001, by and between Commodore Minerals, Inc., INTAC Holdco Corp., Wei Zhou and Yip Yin Kwan. (filed as Exhibit 2.1 to Current Report on Form 8-K dated October 13, 2001, filed with the Commission on October 30, 2001 (the “Reorganization Form 8-K”) and incorporated herein by reference).

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

10.1

Lease agreement by and between INTAC International Holdings, Ltd. and Realty Star Development Limited dated March 13, 2002 (filed as Exhibit 10.7 to Form 10-Q on May 20, 2002 and incorporated herein by reference).

10.2	Employment Agreement by and between the Registrant and J. David Darnell dated as of June 11, 2002 (Filed as Exhibit 10.1 to Form 10-Q on August 20, 2002 and incorporated herein by reference).

10.3	T-Mobile agreement (a translation of which is filed herewith).

21.1	List of Subsidiaries (filed herewith).

99.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

99.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

INTAC International, Inc.:

We have audited the accompanying consolidated balance sheet of INTAC International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTAC International, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP
Dallas, Texas March 14, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

INTAC International, Inc.:

We have audited the accompanying consolidated balance sheet of INTAC International, Inc. (formerly known as Commodore Minerals, Inc.) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period from January 3, 2001 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Dallas, Texas
April 10, 2002	/s/ KPMG LLP

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$589,572	$1,258,973
Trade accounts receivable (net of allowance for doubtful accounts of $2,521 in 2002)	730,504	224,149
Inventories	1,140,506	820
Foreign sales tax receivable	534,116	728,506
Deposits paid	1,197,428	255,097

Total current assets	4,192,126	2,467,545

Equipment, net	348,649	44,106
Other assets	120,753	51,850
Goodwill	59,021	59,021

Total assets	$4,720,549	$2,622,522

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,964,035	$74,035
Accrued expenses	335,716	218,318
Due to shareholder	281,279	55,573
Income taxes payable	39,598	39,598
Deposits received	202,839	—

Total current liabilities	2,823,467	387,524

Stockholders’ equity
Preferred stock, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,189,455 and 19,089,455 shares issued and outstanding, respectively	19,189	19,089
Additional paid-in capital	3,330,468	2,763,346
Accumulated deficit	(1,324,309)	(547,554)
Notes receivable from shareholder	—	(1,282)
Accumulated other comprehensive income (loss)	(128,266)	1,399

Total stockholders’ equity	1,897,082	2,234,998

Total liabilities and stockholders’ equity	$4,720,549	$2,622,522

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. dollars)

	For the year ended December 31, 2002	For the period from January 3, 2001 (Date of Inception) to December 31, 2001)

Revenues	$84,835,480	$24,333,589

Cost of goods sold	82,180,018	19,992,493
Cost of goods sold - related parties	935,922	3,735,080

Total cost of goods sold	83,115,940	23,727,573

Gross profit	1,719,540	606,016

Operating expenses
Distribution expenses	399,620	117,939
Selling, general and administrative expenses	2,321,776	594,380

Total operating expenses	2,721,396	712,319

Loss from operations	(1,001,856)	(106,303)

Other income (expenses)
Foreign currency exchange gain	182,555	—
Interest income (expense), net	(8,636)	1,027
Other income	51,182	17,320

Total other income (expenses)	225,101	18,347

Loss before income taxes	(776,755)	(87,956)

Income taxes	—	39,598

Net loss	$(776,755)	$(127,554)

Net loss per share – basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding - basic and diluted	19,109,455	8,087,082

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(expressed in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Notes Receivable Shareholder

	Shares	$

Balance at January 3, 2001	—	$—	$—	$—
Issuance of common shares at inception	5,000,000	1,282	—	(1,282)
Distribution to shareholder	—	—	—	—
Shares exchanged on acquisition of Commodore Minerals, Inc.	(5,000,000)	(1,282)	—	—
Effect of recapitalization and merger	18,544,000	18,544	(236,111)

Issuance of common stock	545,455	545	2,999,457	—

Comprehensive loss
Net loss	—	—	—	—
Foreign currency translation	—	—	—	—

Total comprehensive loss

Balance at December 31, 2001	19,089,455	19,089	2,763,346	(1,282)

Issuance of common stock	100,000	100	469,900	—

Proceeds from shareholder receivable	—	—	—	1,282

Compensation in connection with restricted stock award	—	—	97,222	—

Comprehensive loss
Net loss	—	—	—	—
Foreign currency translation	—	—	—	—

Total comprehensive loss

Balance at December 31, 2002	19,189,455	$19,189	$3,330,468	$—

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(expressed in U.S. Dollars)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 3, 2001	$—	$—	$—
Issuance of common shares at inception	—	—	—
Distribution to shareholder	(420,000)	—	(420,000)
Shares exchanged on acquisition of Commodore Minerals, Inc.	—	—	(1,282)
Effect of recapitalization and merger	—	—	(217,567)

Issuance of common stock	—	—	3,000,002

Comprehensive loss
Net loss	(127,554)	—	(127,554)
Foreign currency translation	—	1,399	1,399

Total comprehensive loss			(126,155)

Balance at December 31, 2001	(547,554)	1,399	2,234,998

Issuance of common stock	—	—	470,000

Proceeds from shareholder receivable	—	—	1,282

Compensation in connection with restricted stock award	—	—	97,222

Comprehensive loss
Net loss	(776,755)	—	(776,755)
Foreign currency translation	—	(129,665)	(129,665)

Total comprehensive loss			(906,420)

Balance at December 31, 2002	$(1,324,309)	$(128,266)	$1,897,082

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

	For the year ended December 31, 2002	For the period from January 3, 2001 (Date of Inception) to December 31, 2001

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(776,755)	$(127,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	70,371	7,026
Compensation in connection with restricted stock award	97,222	—
Other comprehensive income (loss)	(129,665)	1,399
Changes in operating assets and liabilities
Trade accounts receivable	(506,355)	(1,008,274)
Inventories	(1,139,686)	(820)
Foreign sales tax receivable	194,390	—
Deposits paid	(942,331)	—
Trade accounts payable and accrued expenses	2,007,398	78,675
Deposits received	202,839	—

Net cash used in operating activities	(922,572)	(1,049,548)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(374,914)	(45,619)
Purchase of other assets	(68,903)	(51,850)
Acquisition of New Tech, net of cash acquired	—	(21,574)
Acquisition of Commodore, net of cash acquired	—	(208,011)

Net cash used in investing activities	(443,817)	(327,054)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	470,000	3,000,002
Distribution to shareholder	—	(420,000)
Borrowings from shareholder, net of note receivable repayment	226,988	55,573

Net cash provided by financing activities	696,988	2,635,575

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(669,401)	1,258,973

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,258,973	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$589,572	$1,258,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$8,636	$—

Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s principal operations involved the distribution of premium brand wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China.

In October 2001, INTAC (formerly known as Commodore Minerals, Inc.) effected a reverse merger by acquiring all of the outstanding shares of INTAC International Holdings Limited (“Holdings”), a Hong Kong corporation, and its wholly owned subsidiary, New Tech Handels GmbH (“New Tech”), a German corporation. Holdings was deemed to be the acquiring entity. The transaction has been reflected in the accompanying consolidated financial statements as (1) a recapitalization of Holdings (consisting of a 500-for-one stock split and change in par value) and (2) an issuance of shares by Holdings in exchange for all of the outstanding shares of Commodore Minerals, Inc.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

(b)        Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited and INTAC Auto Mobile Trading Company Limited.  All intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform to the current year presentation.

(c)        Liquidity

As of December 31, 2002, the Company has an accumulated deficit of $1,324,309 primarily due to distributions made to its principal shareholder and net losses from operations. The Company raised equity financing of $3,000,002 in October 2001, $220,000 in August 2002 and $250,000 in December 2002.

The Company is currently attempting to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless it is able to significantly improve its operating performance, additional outside financing will be difficult to obtain on acceptable terms, if at all. As of the date of this Report, the Company does not have any financing arrangements, nor any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders.

The Company believes that a reduction in operations combined with cash on hand will be sufficient to permit the Company to continue as a going concern for at least the next 12 months assuming that the Company achieves estimated reductions in operating expenses and maintains revenue levels comparable to the prior year; are able to discount sales prices to customers or distributors or extend terms, in order to fulfill obligations under an existing agreement with a major wireless carrier; limit additional contractual commitments; and take no action to grow the business, take advantage of the Company’s strategic alliances or generally execute its expansion plans.  However, no assurances can be given that these assumptions will prove accurate. The Company’s inability to obtain additional acceptable financing would likely have a significant negative impact on the operations. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)        Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in high quality financial institutions and does not believe any undue risk is associated with its cash balances.

(e)        Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At December 31, 2002, an allowance of $2,521 was recorded which reflects management’s estimate of the potential bad debts.

(f)         Inventories

Inventories for wireless handsets are stated at the lower of cost and net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.

(g)        Deposits and Other Receivables

Deposits and other receivables are payments made to suppliers for down payments for wireless handsets and vehicles.

(h)        Equipment

Equipment is stated at cost less accumulated depreciation and any provisions for impairment losses required reflecting recoverable amounts.  Cost represents the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use.  Repairs and maintenance are expensed as incurred.  Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.

Depreciation is calculated to write off the cost of fixed assets over their estimated useful live, on the straight line method, at the following annual rates:

Furniture and fixtures	20%
Leasehold improvements	20%
Motor vehicles	30%

(i)         Goodwill

The Company recorded goodwill of $59,021 relating to the New Tech acquisition in 2001 (see note 2).  As the goodwill was established in connection with an acquisition completed after June 30, 2001, in accordance with SFAS No. 142 "Goodwill and Intangible Assets", no amortization was recorded during 2001.  Beginning in 2002, amortization is no longer required.  In accordance with the accounting rules contained in SFAS No. 142, the Company reviews goodwill periodically for impairment.  Impairment is reviewed annually and when events or circumstances indicate that goodwill may be impaired.  Impairment is measured as the amount by which the Company’s value exceeds the fair value.  Should impairment be indicated, the impaired amount will be charged to expense.

(j)         Deposits Received

Deposits received are payments received from customers for down payments for wireless handsets and vehicles.

(k)        Revenue Recognition

Revenue is recognized when goods are delivered at the customers’ premises, which is taken to be the point in time where the customer has accepted the goods and the related risks and rewards of ownership. Certain sales arrangements provide the Company the right to receive a contingent payment based on sales made by the customers. Contingent payment revenue for these arrangements is recognized on a cash basis.

Receipts of cash in advance of shipment or delivery are recorded as deposits received.

(l)         Income Taxes

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

(m)       Foreign Currency Translation

The functional currency of the Company is the Hong Kong dollar (“HK$”). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity.

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded in the statements of operations.  The effect of this change during the six months ended December 31, 2002 was to exclude an unrealized loss on foreign currency translation of $130,631 from the statement of operations.  This amount is included in other comprehensive income (loss) in stockholders’ equity.

(n)        Net Loss Per Share – Basic and Diluted

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The diluted earnings per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options granted under the terms of the “2001 Long Term Incentive Plan” and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share because their effects are anti-dilutive at December 31, 2002.  No stock options or restricted stock awards were granted during 2001.

(o)        Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

The Company is currently considered to be comprised of two reportable segments:  (i) distribution of wireless handsets and (ii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  As used herein, the measure of segment profit (loss) is not intended as either a substitute or replacement for operating income (as reported according to USGAAP), as a measure of the financial results of operations or cash flows from operations (as presented according to USGAAP).

(p)        Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 (SFAS 121 in fiscal 2001), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(q)        Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(r)         Stock Option Plans and Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 (as amended), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (as amended).

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net loss and net loss per share would have been increased as follows:

Year ended December 31, 2002

Net loss, as reported	$(776,755)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(83,914)
Pro forma net loss	$(860,669)

Net loss per share:
Basic and diluted —
As reported	$(0.04)

Proforma	$(0.05)

(s)        Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there are no claims, assessments and litigation against the Company.

(t)         Fair Value of Financial Instruments

The carrying amounts of trade accounts receivable, foreign sales tax receivable, deposits paid and received, trade accounts payable and accrued expenses at December 31, 2002 and 2001 approximate their fair values because of the short maturity of these instruments.

2.  BUSINESS COMBINATIONS

NEW TECH ACQUISITION

On September 1, 2001, Holdings acquired all of the outstanding shares of New Tech from a related party (see note 6). The results of New Tech have been included in the consolidated financial statements since that date. New Tech is incorporated and domiciled in Germany and is a distributor of wireless handset products. The aggregate purchase price was $22,441, which was paid in cash. The net purchase price of $21,574 was net of cash on hand at New Tech of $867.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets other than deferred tax asset	$200,345
Property and equipment	5,513
Total assets acquired	205,858
Current liabilities	(242,438)
Net liabilities assumed	$(36,580)

The excess of the purchase price over the fair value of the net liabilities assumed represents goodwill.

RECAPITALIZATION AND MERGER

On October 13, 2001, Commodore Minerals, Inc. (an inactive public company), effected a reverse merger with Holdings. For financial reporting purposes, Holdings was deemed to be the acquiring entity. The transaction has been reflected in the accompanying consolidated financial statements as (1) a recapitalization of Holdings (consisting of a 500-for-one stock split and change in par value) and (2) an issuance of shares by Holdings in exchange for all of the outstanding shares of Commodore Minerals, Inc. Legal and professional fees of $220,976 were charged to additional paid-in capital as costs of the recapitalization and merger. Included in paid-in capital is the net working capital liability of $1,591 from Commodore Minerals, Inc.

The following unaudited pro forma financial information presents the combined results of operations as if the 2001 acquisition and merger had occurred as of January 3, 2001 (the inception date of Holdings), after giving effect to certain adjustments, including ongoing operations. The unaudited pro forma results do not necessarily represent results that would have occurred if the 2001 acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

For the period from January 3, 2001 (Date of Inception) to December 31, 2001)

Revenue	$24,942,334

Net loss	$(294,312)

Net loss per share – basic and diluted	$(0.01)

3.  EQUIPMENT, NET

As of December 31, 2002 and 2001, equipment consisted of the following:

	2002	2001

Furniture and fixtures	$92,761	$51,132
Leasehold improvements	20,513	—
Motor vehicles	312,773	—
Less: Accumulated depreciation	(77,397)	(7,026)
	$348,649	$44,106

4.  INVENTORIES

As of December 31, 2002 and 2001, inventories consisted of the following:

	2002	2001

Wireless Handsets	$638,541	$820
Vehicles	501,965	—
	$1,140,506	$820

5.  CONCENTRATION OF RISKS

Two customers each accounted for more that 10% of the Company’s sales for the year ended December 31, 2002, as follows:

Company	Sales percentage

Mr Lam	13%
238 Telecom Limited	12%

The Company’s product suppliers are concentrated in three vendors for the year ended December 31, 2002, as follows:

Company	Purchase percentage

Deutsche Telekom	29%
Wai Luen International Trading Company	14%
Michel Communication GmbH	11%

Three customers each accounted for more that 10% of the Company’s sales for the period ended December 31, 2001, as follows:

Company	Sales percentage

238 Telecom Limited	22%
Sparkle Trading Company	13%
Mr. Poon Trading	11%

The Company’s product suppliers are concentrated in two vendors for the period ended December 31, 2001, as follows:

Company	Purchase percentage

Mega Full Trading Company	31%
Tai Pan Trading GmbH (“Tai Pan”) (see note 7)	26%

Accounts receivables are carried net of an appropriate allowance for doubtful accounts.

6.  INCOME TAXES

Income tax expense reported in the consolidated statements of operations for the year ended December 31, 2002 and the period ended December 31, 2001, is attributable to operations and consists of current tax expense of $0 and $39,598, respectively. Deferred tax assets at December 31, 2002 of $401,304 consist principally of the income tax benefit from net operating losses generated for U.S., Hong Kong and German income tax reporting purposes.  The tax benefit from each tax jurisdiction has been fully reserved through a valuation allowance as the ability of the Company to generate taxable income to utilize these losses is uncertain.

The net operating losses available to offset future taxable income in the U.S., Hong Kong, and Germany are $913,464, $40,884 and $88,944, respectively.  The net operating losses generated in the U.S. expire in 2022 if not utilized.  The net operating losses generated in Hong Kong expire in 2007 if not utilized.  The net operating losses generated in Germany have no expiration date and carry forward indefinitely.  No deferred tax expense/benefit has been provided for the period ended December 31, 2001 as the amount of temporary differences was immaterial.

The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.  During the year ended December 31, 2002, the Company’s taxable income is attributable to its German and Hong Kong operations.  Accordingly, during the year ended December 31, 2002, the Company is subject to German taxes of 26% or the estimated assessable profit, and is subject to Hong Kong profits tax at 16% on the estimated assessable profit.  The Company generated taxable losses for U.S. income tax reporting purposes.  During the period ended December 31, 2001, the Company’s taxable income is solely attributable to its Hong Kong operations. Accordingly, during 2001 the Company is subject to Hong Kong profits tax at 16% on the estimated assessable profit.

Income tax expense attributable to loss from operations for the year ended December 31, 2002 differed from the amounts computed by applying the U.S. income tax rate of 34% to the tax loss from operations as indicated in the table below.  Additionally, during the period ended December 31, 2001, income tax expense attributable to loss from operations differed from the amounts computed by applying the Hong Kong profit tax rates of 16% to pre-tax loss from operations as indicted in the table below:

	2002	2001

Computed “expected” tax expense	$(264,097)	$(14,072)
Rate differences	46,051	—
Non-deductibility of acquisition related expenses	—	57,225
Interest income exempt from tax	—	(2,365)
Change in valuation allowance	220,646	—
Other	(2,600)	(1,190)
	$—	$39,598

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002, are presented below:

2002
Deferred tax assets:
Net operating loss carryforwards	$373,342
Depreciation of fixed asset	27,962
Total gross deferred tax assets	401,304
Less valuation allowance	(401,304)
Net deferred tax assets	$—

7.  RELATED PARTY TRANSACTIONS

(a)           As of December 31, 2002 and 2001, the Company’s majority shareholder, Mr. Wei Zhou was the beneficial owner of 62.3% and 62.6% respectively, of the Company’s issued outstanding ordinary shares.

(b)           Mr. Zhou is the President, Treasurer and Director of the Company. As of December 31, 2002 and 2001, Mr. Zhou had made advances to the Company amounting to $281,279 and $55,573, respectively. On September 21, 2001, Mr. Zhou received a distribution of the profit of $290,759 and an additional distribution of $129,241 from the Company.  The distributions to Mr. Zhou totaling $420,000 were used to acquire on September 30, 2001, a controlling interest (51.7%) in Commodore Minerals, Inc. (“Commodore”), a company incorporated in the State of Nevada, United States of America. The distributions have been accounted for as a reduction of stockholders’ deficit in the accompanying consolidated financial statements. Such additional distribution will be offset against retained earnings upon the generation of sufficient net income in future periods.

(c)           On August 31, 2001, INTAC acquired all of the outstanding shares of New Tech, an entity whose controlling interest (80%) was held by Ms Yiling Huang, the wife of Mr. Zhou. The remaining 20% minority interest was held by an independent third party.

(d)           Prior to August 31, 2001, Mr. Zhou held a 50% equity interest in Tai Pan, a principal supplier of the Company. On August 31, 2001, Mr. Zhou sold his 50% equity interest in Tai Pan to his wife, Ms Yiling Huang. During the year ended December 31, 2002 and the period ended December 31, 2001, total cost of goods sold relating to products supplied by Tai Pan was $935,922 and $3,735,080, respectively.

(e)           The Company issued 10,000 HK$1 ordinary shares to a shareholder for $1,282, which was paid during the year ended December 31, 2002. At December 31, 2001, $1,282 of notes receivable from the shareholder is accounted for as a reduction of stockholders’ equity in the accompanying consolidated financial statements.

8.  STOCKHOLDERS’ EQUITY

(a) COMMON STOCK

On October 25, 2001, the Company issued 545,455 shares of common stock to a single private investor for $3,000,002 (or approximately $5.50 per share). This transaction was exempt from the registration requirements of the Securities Act under Section 4(2) or Regulation D promulgated thereunder.

On August 12, 2002, a private investor acquired 50,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $220,000 (or $4.40 per share).

On December 21, 2002, a private investor acquired 50,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $250,000 (or $5.00 per share).

(b) PREFERRED STOCK

On November 28, 2001, the Company authorized 10,000,000 shares of blank check preferred stock. The terms and characteristics of the preferred stock are to be established at a future date prior to their issuance.

(c) STOCK OPTIONS AND STOCK AWARDS

On November 28, 2001, INTAC adopted a stock purchase plan entitled “2001 Long Term Incentive Plan” to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of the Company and to align their interests with the interests of the Company’s shareholders. The Company has authorized 2,500,000 shares to be available for grant as part of the long term incentive plan.  No options were issued in 2001.

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant under the Company’s “2001 Long Term Incentive Plan” and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  The total market value of the stock award totaled $700,000 at the date of grant.  This amount is being amortized and expensed over the three year vesting period.  The Company’s amortization in connection with the stock award resulted in a non-cash compensation charge of $97,222 during the year ended December 31, 2002.  At December 31, 2002, no options are exercisable and all options expire, if unexercised, on July 29, 2009.

The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.

9.  SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) distribution of wireless handsets and (ii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  Information regarding operating segments as of and for the year ended December 31, 2002 and, as of and for the period ended December 31, 2001, is presented in the following tables:

	Revenues	Segment loss
Year Ended December 31, 2002
Wireless handset distribution segment	$83,535,285	$(957,120)
Automobile distribution segment	1,300,195	25,635
Total	$84,835,480	$(931,485)

Period Ended December 31, 2001
Wireless handset distribution segment	$24,333,589	$(99,277)
Automobile distribution segment	—	—
Total	$24,333,589	$(99,277)

A reconciliation from the segment information to the net loss for the year ended December 31, 2002 and the period ended December 31, 2001, is as follows:

	2002	2001

Segment loss	$(931,485)	$(99,277)
Depreciation	(70,371)	(7,026)
	(1,001,856)	(106,303)
Other income	233,737	17,320
Interest income (expense) (net)	(8,636)	1,027
Income tax expense	—	(39,598)
Net loss	$(776,755)	$(127,554)

Total assets for the operating segments at December 31, 2002 and 2001, are as follows:

	2002	2001

Wireless handset distribution segment	$3,845,175	$2,622,522
Automobile distribution segment	875,374	—
Total	$4,720,549	$2,622,522

The percentage of total revenue based upon the destination of the sale by geographic sector:

	2002	2001

Europe	24.6%	22.6%
Asia	75.4%	77.4%
Total	100.0%	100.0%

The percentage of total revenue based upon the origin of the sale by geographic sector:

	2002	2001

Europe	43.5%	11.5%
Asia	56.5%	88.5%
Total	100.0%	100.0%

10.  COMMITMENTS AND CONTINGENCIES

At December 31, 2002, the total future minimum lease payments under non-cancelable operating leases of the Company’s office facilities are as follows:

2002	$95,801
2003	9,971
thereafter	—
$105,772

For the year ended December 31, 2002 and the period ended December 31, 2001, rental expense which is included in selling, general and administrative expense amounted to $101,291 and $25,321, respectively.

In order to meet minimum capitalization requirements for its wholly owned subsidiary domiciled in China, the Company will be required to make a capital contribution to this subsidiary of $850,000 by April 9, 2003.  The non-payment of this capital contribution would result in the cancellation of this subsidiary’s business license in China.  As this subsidiary has not commenced operations, its dissolution would not have a material adverse effect on the Company or the Company’s plans to distribute automobiles into China.  As of the date of this report, the Company has not determined whether to meet this minimum capitalization requirement or to dissolve this subsidiary.

11.  IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite useful lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment at least annually. Intangible assets with determinable useful lives will continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS 142 beginning January 1, 2002. Unamortized goodwill was $59,021 at December 31, 2002 and 2001.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS 144 in fiscal year 2002. The adoption of this standard had no material effect on the Company’s financial condition, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002.  The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on its financial condition, cash flows or results of operations.