Form 10QSB
period 2003-03-31
INTAC INTERNATIONAL INC
filed 2003-05-15
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE

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

011 (852) 2385.8789

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and    (2) has been subject to such filing requirements for the past 90 days. ☐Yes  ☒ No.  State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,189,455 shares of $.001 par value Common Stock outstanding as of May 15, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$147,613	$589,572
Trade accounts receivable (net of allowance for doubtful accounts of $2,521 in 2003 and 2002)	614,427	730,504
Inventories	911,248	1,140,506
Foreign sales tax receivable	105,230	534,116
Deposits paid	582,720	1,197,428
Total current assets	2,361,238	4,192,126

Equipment, net	340,503	348,649
Other assets	131,862	120,753
Goodwill	59,021	59,021

Total assets	$2,892,624	$4,720,549

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$364,238	$1,964,035
Accrued expenses	295,504	335,716
Due to shareholder	194,984	281,279
Income taxes payable	—	39,598
Deposits received	554,646	202,839
Total current liabilities	1,409,372	2,823,467

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,189,455 shares issued and outstanding	19,189	19,189
Additional paid-in capital	3,388,800	3,330,468
Accumulated deficit	(1,816,505)	(1,324,309)
Accumulated other comprehensive loss	(108,232)	(128,266)

Total stockholders’ equity	1,483,252	1,897,082

Total liabilities and stockholders’ equity	$2,892,624	$4,720,549

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues	$8,012,092	$13,673,677
Cost of goods sold	7,784,824	13,520,514
Gross profit	227,268	153,163

Operating expenses
Distribution expenses	68,507	87,530
Selling, general and administrative expenses	651,437	253,760
Total operating expenses	719,944	341,290

Loss from operations	(492,676)	(188,127)

Other income (expenses)
Foreign currency exchange loss	(4,397)	—
Other income	8,295	13,191
Interest expense	(3,418)	(16,476)
Total other income (expenses)	480	(3,285)

Loss before income taxes	(492,196)	(191,412)
Income taxes	—	4,533

Net loss	$(492,196)	$(195,945)

Net loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	19,189,455	19,089,455

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flow from operating activities:
Net loss for the period	$(492,196)	$(195,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	24,479	3,409
Compensation in connection with restricted stock award	58,332	—
Other comprehensive income (loss)	20,034	(64,078)
Changes in operating assets and liabilities:
Trade accounts receivable	116,077	(211,644)
Inventories	229,258	(60,799)
Foreign sales tax receivable	428,886	728,506
Deposits paid	614,708	(520,167)
Trade accounts payable and accrued expenses	(1,640,010)	(32,502)
Income taxes payable	(39,598)	4,893
Deposits received	351,808	—

Net cash used in operating activities	(328,222)	(348,327)

Cash flow from investing activities:
Purchase of equipment	(16,333)	(62,789)
Purchase of other assets	(11,110)	(8,245)

Net cash used in investing activities	(27,443)	(71,034)

Cash flow from financing activities:
Repayment of borrowings from shareholder, net	(86,294)	(13,636)

Net cash used in financing activities	(86,294)	(13,636)

Net decrease in cash	(441,959)	(432,997)

Cash and cash equivalents, beginning of period	589,572	1,258,973

Cash and cash equivalents, end of period	$147,613	$825,976

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,418	$16,476

Cash paid for taxes	$39,598	$—

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

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

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, are unaudited (except for the December 31, 2002 balance sheet, which was derived from the Company’s audited consolidated financial statements). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(c)                                  Liquidity

As of March 31, 2003 and December 31, 2002, INTAC had an accumulated deficit of $1,816,505 and $1,324,309, respectively, primarily due to net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $220,000 in August 2002 and $250,000 in December 2002.

As of March 31, 2003 and December 31, 2002, INTAC maintained cash of $147,613 and $589,572, respectively.   The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2003 and December 31, 2002, INTAC maintained working capital of $951,866 and $1,368,659, respectively.  The decrease in working capital is primarily due to the net loss of the Company.

(c)                                  Liquidity (continued)

While the Company has been able to increase the gross margin, revenue has decreased by $5.7 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  This has been primarily due to the slow down of demand for wireless handsets, the overall negative impact of the SARS virus in the Asia-Pacific Rim and by the negative impact of the increasing strength of the Euro for which the majority of inventory purchases are made.

The net loss of the Company for the three months ended March 31, 2003 was $492,196.  In addition to the decline in revenue, the other significant impact on net loss for the Company has been the increase of selling, general and administrative expenses by $397,677 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  This has been primarily due to the increase in costs related to the build up of the Company’s infrastructure, which is needed for growth, and the increasing cost associated with being a publicly held company.

Based upon the prior year and Company projections, we anticipate revenues to increase and costs to remain constant for the remainder of the year and not increase in proportion to any anticipated increase in revenue.

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

The Company believes that a reduction in operations combined with cash on hand will be sufficient to permit the Company to continue as a going concern for at least the next 12 months assuming that, if required, the Company achieves estimated reductions in operating expenses and maintains revenue levels comparable to the prior year; is able to discount sales prices to customers or distributors or extend terms, in order to fulfill obligations under an existing agreement with a major wireless carrier; limits additional contractual commitments; and takes no action to grow the business, take advantage of the Company’s strategic alliances or generally execute its expansion plans.  However, no assurances can be given that these assumptions will prove accurate. The Company’s inability to obtain additional acceptable financing would likely have a significant negative impact on the operations. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)                                  Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At March 31, 2003 and December 31, 2002, an allowance of $2,521 was recorded which reflects management’s estimate of the potential bad debts.

(e)                                  Foreign Currency Translation

The functional currency of the Company is the Hong Kong dollar (“HK$”). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

(e)                                  Foreign Currency Translation (continued)

Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive loss in stockholders’ equity.

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded in the statements of operations.  The effect of this change during the three months ended March 31, 2003 was to exclude an unrealized gain on foreign currency translation of $20,034 from the statement of operations.  This amount is included in other comprehensive loss in stockholders’ equity.

(f)            Net Loss Per Share – Basic and Diluted

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  For the three months ended March 31, 2003 and 2002, the net loss, including other comprehensive gain (loss), was $472,162 and $260,023, respectively.  Stock options granted under the terms of the “2001 Long Term Incentive Plan” and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share because their effects are anti-dilutive at March 31, 2003 and 2002. No stock options or restricted stock awards were granted during the three months ended March 31, 2003.

(g)                                 Use of Estimates

Management of INTAC has made various estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with USGAAP. Actual results could differ from those estimates.

(h)                                 Stock Option Plans and Stock-Based Compensation

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

2.                                      INVENTORIES

Inventories for wireless handsets are stated at the lower of cost and net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.

At March 31, 2003, inventory consisted of wireless handsets totaling $310,618 and vehicles totaling $600,630.

3.                                      INCOME TAXES

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

For the three months ended March 31, 2003, there was no income tax expense due to net operating losses for each of the tax jurisdictions and the availability of previous net operating losses to offset future taxable income.  For the three months ended March 31, 2002, income tax expense totaling $4,533 was recorded related to taxable income.  A deferred tax asset has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

4.                                      ADVANCES FROM SHAREHOLDER

As of March 31, 2003, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $194,984 to the Company.   The Company made net repayments of $86,294 during the three months ended March 31, 2003.

5.                                      STOCKHOLDERS’ EQUITY

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  As a result of the restricted stock award, a non-cash compensation charge of $58,322 was recorded in the statement of operations for the three months ended March 31, 2003.

6.                                      SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) distribution of wireless handsets and (ii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  Information regarding operating segments as of and for the three months ended March 31, 2003 and 2002, is presented in the following tables:

	Revenues	Segment loss
Three months ended March 31, 2003
Wireless handset distribution segment	$7,315,377	$(443,608)
Automobile distribution segment	696,715	(24,589)
Total	$8,012,092	$(468,197)

Three months Ended March 31, 2002
Wireless handset distribution segment	$13,673,677	$(184,718)
Automobile distribution segment	—	—
Total	$13,673,677	$(184,718)

A reconciliation from the segment information to the net loss for the three months ended March 31, 2003 and 2002, is as follows:

	Three months ended March 31, 2003	Three months ended March 31, 2002

Segment loss	$(468,197)	$(184,718)
Depreciation	(24,479)	(3,409)
	(492,676)	(188,127)
Other income (expense)	3,898	13,191
Interest income (expense) (net)	(3,418)	(16,476)
Income taxes	—	(4,533)
Net loss	$(492,196)	$(195,945)

Total assets for the operating segments as of March 31, 2003 and December 31, 2002, are as follows:

	2003	2002

Wireless handset distribution segment	$2,120,564	$4,720,549
Automobile distribution segment	772,060	—
Total	$2,892,624	$4,720,549

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements.  These statements include, without limitation, the following:

•                  statements made concerning the revenues or operating performance expected for the year ending December 31, 2003;

•                  our ability to operate for any period of time without the infusion of additional working capital;

•                  our plans for future expansion;

•                  our ability to achieve satisfactory operating performance;

•                  the viability of our business model;

•                  our expansion into other businesses and pursuit of other business opportunities;

•                  our intent to focus our business operations in specific geographic markets; and

•                  statements that contain the words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions.

You should be aware that these “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

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

•                  the impact of the SARS virus on the economic environment, as well as political and economic events and conditions in China and other geographic markets in which we operate;

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

•                  our ability to offset increased operating expenses by increasing revenues and operating efficiencies;

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

•                  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

•                  other factors including those detailed under the heading “Business Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Overview and Plan of Operation

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The Company was incorporated under the name “Commodore Minerals, Inc.” under the laws of the State of Nevada on September 20, 2000, as a development stage corporation. Its initial business operations concentrated on mineral exploration. Although it never conducted any mineral exploration activities directly, it partnered with others in mineral exploration activities.

On September 28, 2001, Wei Zhou, our President, CEO and a Director, acquired a controlling interest in the Company by purchasing 7,000,000 shares of its stock in a private transaction with one of the organizers of Commodore Minerals, Inc. (“Commodore”). On October 13, 2001, we entered into a Reorganization Agreement with Intac International Holdings Limited (“Holdings”) and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the “Reorganization”). Pursuant to that transaction, we changed our name from Commodore Minerals, Inc. to INTAC International, Inc. Holdings became our wholly owned subsidiary and New Tech Handels GmbH, previously a subsidiary of Holdings, became our indirect subsidiary. For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our financial statements reflect the historic business operations of Holdings.  We operate through seven direct and indirect wholly-owned subsidiaries, including:

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

INTAC is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s principal operations involved the distribution of premium brand wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China.

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

In addition, although the Company expects to spend substantially all of its time over the near term operating its wireless handset distribution business and its automobile distribution business, the Company will continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments.  No assurances can be given that the Company will be able to locate such opportunities, that management will be able to exploit such opportunities or that we will have adequate financial, management or other resources to take advantage of such investment opportunities.

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

•                  implementing our recently executed, exclusive agreement with T-Mobile dated February 11, 2003, valid through December 31, 2004, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the Asia-Pacific Rim;

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

We continue to need immediate additional working capital, the lack of which will likely have a significant negative impact on our current level of operations. During 2003, we intend to seek additional working capital through the issuance of debt, equity, other securities or a combination thereof.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. We believe that a reduction in operations combined with our cash on hand will be sufficient to permit us to continue as a going concern for at least the next 12 months assuming that, if required, we achieve our estimated reduction in operating expenses and maintain revenue levels comparable to the prior year; are able to discount our sales prices to our customers or distributors or extend terms, in order to fulfill our obligations under our existing agreement with T-Mobile; limit additional contractual commitments, such as entering into the proposed agreements with Putian and China Unicom; and take no action to grow our business, take advantage of our strategic alliances or generally execute our expansion plans.  However, no assurances can be given that these assumptions will prove accurate. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our operations. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and subsequently.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,
	2003	2002

Revenues	$8,012,092	$13,673,677
Cost of goods sold	7,784,824	13,520,514
Gross profit	227,268	153,163

Operating expenses
Distribution expenses	68,507	87,530
Selling, general and administrative expenses	651,437	253,760
Total operating expenses	719,944	341,290

Loss from operations	(492,676)	(188,127)

Other income (expenses)
Foreign currency exchange loss	(4,397)	—
Other income	8,295	13,191
Interest expense	(3,418)	(16,476)
Total other income (expenses)	480	(3,285)

Loss before income taxes	(492,196)	(191,412)
Income taxes	—	4,533

Net loss	$(492,196)	$(195,945)

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue:  Revenue for the three months ended March 31, 2003, was $8.0 million as compared to $13.7 million for the same period in 2002. The 42% decrease in revenues is due to a decrease in sales volume and no material decreased sales prices. This revenue was comprised of the distribution of wireless handsets ($7.3 million) and the distribution of automobiles ($0.7 million).

The first quarter is typically negatively affected by seasonality issues associated with the wireless handset market in China. The revenue for the three months ended March 31, 2003 was affected by a slow down of demand for wireless handsets and the overall negative impact of the SARS virus in the Asia-Pacific Rim. Based upon the prior year and Company projections, we anticipate revenues to increase for the remainder of 2003.

Cost of Goods Sold: Cost of goods sold for the three months ended March 31, 2003, was $7.8 million, as compared to $13.5 million in the same period in 2002. The decrease is due to lower sales activity and the resultant effects on margins.

Gross Profit: Gross profit as a percentage of revenue was 2.8% for the three months ended March 31, 2003, as compared to 1.1% for the same period in 2002. The increase is due to the increased proportion of automobile distribution sales with typically higher margins than the wireless handset distribution sales, and the realization of a higher margin on the wireless handset distribution sales due to product mix, partially offset by the negative impact of the increasing strength of the Euro for which the majority of inventory purchases are made.  Further in 2002, the Company was establishing a customer base at the cost of a reduced margin.

Operating Expenses:  Distribution expenses were $68,507 or 0.9% of revenue for the three months ended March 31, 2003, as compared to $87,530 or 0.6% of revenue for the same period in 2002.  Distribution expenses relate to costs attributable to the distribution of our products. These costs, as a proportion of revenue, increased as the cost for the distribution of automobiles is typically higher that for wireless handsets.

Selling, general and administrative expenses were $651,437 for the three months ended March 31, 2003, as compared to $253,760 for the same period in 2002. The increase in costs was due to the build up of staffing for future growth, the increasing costs associated with being a publicly held company and the operating costs of new offices that opened during 2002 needed for growth. These costs are expected to remain constant for the remainder of the year and not expected to increase in proportion to any anticipated increase in revenue.

Loss from operations:  We incurred a loss from operations of $492,676 for three months ended March 31, 2003, as compared to a loss from operations of $188,127 for the same period in 2002.  The increase in the loss from operations was primarily due to the decrease in revenue and an increase in operating expenses, partially offset by an increase in the gross profit.

Net loss:  We incurred a net loss of $492,196 for three months ended March 31, 2003, as compared to a net loss of $195,945 for the same period in 2002.  The increase in the net loss was primarily due to the decrease in revenue and an increase in operating expenses, partially offset by an increase in the gross profit.

Liquidity and Capital Resources

We maintained cash of $147,613 as of March 31 2003 and working capital of $951,866 as of that date.

Our wireless handset and automobile revenues are generally generated from a quick turn of product.  We do not maintain any inventory of wireless handsets; however, due to the timing of the inventory being received and then being shipped to customers, we may hold inventory for a minimal time period, commonly a few days.  Furthermore generally our customers will pay within a few days of receiving and inspecting the product.  Our business model generally requires a deposit by the customer; however, in some cases, we will give minimal credit terms to customers for the balance outstanding if they have an established and good payment history with us.  Similarly for a significant portion of our purchases, we are required to pay deposits to our suppliers for down payments for wireless handsets and vehicles.

As a result, the Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2003 and December 31, 2002, the Company maintained working capital of $951,866 and $1.4 million, respectively.  The decrease in working capital is primarily due to the net loss of the Company.

For the three months ended March 31, 2003, cash used in operating activities totaled $328,222. The use of funds was primarily due to the net loss of the Company plus a decrease in trade accounts payable and accrued expenses, partially offset by a decrease in trade accounts receivable, inventories, foreign sales tax receivable and deposits paid, and an increase in deposits received.  For the three months ended March 31, 2002, cash used in operations amounted to $348,327, which was primarily due to the net loss of the Company, non-cash charges and an increase in deposits paid and trade accounts receivable, partially offset by a decrease in foreign sales tax receivable.

For the three months ended March 31, 2003, cash used in investing activities amounted to $27,443. For the three months ended March 31, 2002, cash used in investing activities amounted to $71,034.  The use of funds for both periods was for the purchase of equipment and other assets.

For the three months ended March 31, 2003, cash used in financing activities amounted to $86,294.  For the three months ended March 31, 2002, cash used in financing activities amounted to $13,636. The use of funds for both periods was to decrease the advances previously made by a shareholder.

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

In order to meet minimum capitalization requirements for INTAC Automobile Trading Company Limited, which is our subsidiary domiciled in China, the Company was required to make a capital contribution to this subsidiary of $850,000 by April 9, 2003.  As of the date of this report, the Company has filed for an extension of this deadline and is awaiting the related government response; furthermore, it has not yet been determined whether to meet this minimum capitalization requirement or to dissolve this subsidiary. The non-payment of this capital contribution would result in the cancellation of this subsidiary’s business license in China.  As this subsidiary has not commenced operations, its dissolution would not have a material adverse effect on the Company or the Company’s plans to distribute automobiles into China.

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

The Company believes that a reduction in operations combined with cash on hand will be sufficient to permit the Company to continue as a going concern for at least the next 12 months assuming that, if required, the Company achieves estimated reductions in operating expenses and maintains revenue levels comparable to the prior year; is able to discount sales prices to customers or distributors or extend terms, in order to fulfill obligations under an existing agreement with a major wireless carrier; limit additional contractual commitments; and take no action to grow the business, take advantage of the Company’s strategic alliances or generally execute its expansion plans.  However, no assurances can be given that these assumptions will prove accurate. The Company’s inability to obtain additional acceptable financing would likely have a significant negative impact on the operations. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

Item 3. Controls and Procedures

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

INTAC INTERNATIONAL, INC.

Date: May 15, 2003
	By:	/s/ J. David Darnell
J. David Darnell
Senior Vice President and
Chief Financial Officer

I, Wei Zhou, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of INTAC International, Inc.;

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

4.                                     The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Wei Zhou
Wei Zhou
President and Chief Executive Officer

I, J. David Darnell, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of INTAC International, Inc.;

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

4.                                     The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ J. David Darnell
J. David Darnell
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer