Form 10QSB
period 2003-06-30
INTAC INTERNATIONAL INC
filed 2003-08-14
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

011 (852) 2385.8789

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,189,455 shares of $.001 par value Common Stock outstanding as of August 14, 2003.

Transitional Small Business Issue Disclosure Format    ☐ Yes    ☒ No

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$706,615	$589,572
Trade accounts receivable (net of allowance for doubtful accounts of $2,521 in 2003 and 2002)	1,757,483	730,504
Inventories	409,727	1,140,506
Foreign sales tax receivable	91,449	534,116
Deposits paid	967,042	1,197,428
Total current assets	3,932,316	4,192,126

Equipment, net	327,740	348,649
Other assets	142,604	120,753
Goodwill	59,021	59,021

Total assets	$4,461,681	$4,720,549

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,970,358	$1,964,035
Accrued expenses	305,747	335,716
Due to shareholder	231,238	281,279
Income taxes payable	—	39,598
Deposits received	183,929	202,839
Total current liabilities	2,691,272	2,823,467

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,189,455 shares issued and outstanding	19,189	19,189
Additional paid-in capital	3,447,131	3,330,468
Accumulated deficit	(1,592,365)	(1,324,309)
Accumulated other comprehensive loss	(103,546)	(128,266)

Total stockholders’ equity	1,770,409	1,897,082

Total liabilities and stockholders’ equity	$4,461,681	$4,720,549

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$26,163,360	$14,201,423	$34,175,452	$27,875,100
Cost of goods sold	25,065,237	13,949,029	32,850,060	27,469,543
Gross profit	1,098,123	252,394	1,325,392	405,557

Operating expenses
Distribution expenses	182,221	140,298	250,728	227,828
Selling, general and administrative expenses	709,600	449,813	1,361,037	838,769
Total expenses	891,821	590,111	1,611,765	1,066,597

Income (loss) from operations	206,302	(337,717)	(286,373)	(661,040)

Other income (expenses)
Foreign currency exchange gain	7,528	151,849	3,131	287,045
Other income	14,196	16,523	22,491	29,714
Interest income (expense), net	(3,886)	17,670	(7,305)	1,194
Total other income	17,838	186,042	18,317	317,953

Income (loss) before income taxes	224,140	(151,675)	(268,056)	(343,087)
Income taxes	—	(4,533)	—	—

Net income (loss)	$224,140	$(147,142)	$(268,056)	$(343,087)

Net income (loss) per share – basic	$0.01	$(0.01)	$(0.01)	$(0.02)

Net income (loss) per share – diluted	$0.01	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic	19,189,455	19,089,455	19,189,455	19,089,455

Weighted average number of shares outstanding – diluted	19,479,034	19,089,455	19,189,455	19,089,455

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flow from operating activities:
Net loss for the period	$(268,056)	$(343,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of equipment	43,154	8,679
Compensation in connection with restricted stock award	116,664	—
Other comprehensive income	24,720	1,691
Changes in operating assets and liabilities:
Trade accounts receivable	(1,026,979)	(1,640,958)
Inventories	730,779	(682,202)
Foreign sales tax receivable	442,667	(13,949)
Deposits paid	230,386	101,632
Trade accounts payable and accrued expenses	(23,646)	1,541,917
Income taxes payable	(39,598)	3,347
Deposits received	(18,910)	—

Net cash provided by (used in) operating activities	211,181	(1,022,930)

Cash flow from investing activities:
Purchase of equipment	(22,246)	(135,031)
Purchase of other assets	(21,851)	—
Proceeds from sale of other assets	—	25,862

Net cash used in investing activities	(44,097)	(109,169)

Cash flow from financing activities:
Borrowings from (payments to) shareholder, net	(50,041)	281,681
Advance from employee	—	(10,685)

Net cash provided by (used in) financing activities	(50,041)	270,996

Net increase (decrease) in cash	117,043	(861,103)

Cash and cash equivalents, beginning of period	589,572	1,258,973

Cash and cash equivalents, end of period	$706,615	$397,870

Supplemental disclosure of cash flow information:

Cash paid for interest	$8,385	$—

Cash paid for taxes	$39,598	$—

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
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

Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b)                                  Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Intac International Holdings Limited (“Holdings”), a Hong Kong corporation; New Tech Handels GmbH (“New Tech”), a German corporation; Futac Group Limited, a British Virgin Islands corporation; Global Creative International Limited, a Hong Kong corporation; INTAC Telecommunications Limited, a China corporation; and Intac Auto Mobile Trading Company Limited, a China corporation. All intercompany balances and transactions have been eliminated in consolidation.

(c)                                  Liquidity

As of June 30, 2003 and December 31, 2002, INTAC had an accumulated deficit of $1,592,365 and $1,324,309, respectively, primarily due to net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $220,000 in August 2002 and $250,000 in December 2002.

As of June 30, 2003 and December 31, 2002, INTAC maintained cash of $706,615 and $589,572, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2003 and December 31, 2002, INTAC maintained working capital of $1,241,044 and $1,368,659, respectively.  The decrease in working capital is primarily due to the net loss of the Company.

Revenues have increased to $26.2 million and $34.2 million from $14.2 million and $27.9 million, respectively, for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.  The Company has been able to increase the gross margin to 4.2% and 3.9% from 1.8% and 1.4%, respectively, for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.  This increase has been primarily due to the product mix toward high end wireless handset models that sell for higher than average unit prices with higher resulting margins, and an increased proportion of automobile distribution sales with typically higher margins.  These sales and margin increases were achieved despite the negative impact of the SARS virus in the Asia-Pacific Rim experienced earlier in the year and the negative impact of the increasing strength of the Euro for which the majority of inventory purchases are made.

The net income of the Company for the three months ended June 30, 2003 was $224,140 as compared to a net loss of $147,142 for the three months ended June 30, 2002.  The net loss of the Company for the six months ended June 30, 2003 and 2002 was $268,056 and $343,087, respectively.

Selling, general and administrative expenses increased by $259,787 to $709,600 for the three months ended June 30, 2003 from $449,813 for the same quarter in 2002, and as a percentage of revenue, decreased to 2.7% in 2003 from 3.2% in 2002.  Selling, general and administrative expenses increased by $522,268 to $1,361,037 for the six months ended June 30, 2003 from $838,769 for the same period in 2002, and as a percentage of revenue, increased to 4.0% in 2003 from 3.0% in 2002.  This increase in total expense has been primarily due to the increase in costs related to the build up of the Company’s infrastructure, which is needed for growth, and the increasing cost associated with being a publicly held company.  Specifically, for the six months ended June 30, 2003, $286,000 relates to increased salary and staff costs, $50,000 relates to the Company’s recent NASDAQ listing application fee, $165,000 relates to promotion and business development costs, and $24,000 relates to rents and occupancy costs.  The decrease as a percentage of revenue for the three months ended June 30, 2003 reflects management’s focus on cost containment measures during this period of rapid revenue growth.  Based upon the prior year and Company projections, we anticipate revenues to continue to increase and selling general and administrative expenses to remain constant for the remainder of the year and not increase in proportion to any anticipated increase in revenue.

Although the Company reported net income for the three months ended June 30, 2003, it continues its attempts to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless it is able to continue to improve its operating performance, additional outside financing would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, the Company does not have any financing arrangements, nor any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders.

The Company believes that the increased revenue and improved margins will continue and that combined with cash on hand, will be sufficient to permit the Company to continue as a going concern for at least the next 12 months.  However, if required, the Company believes it could alternatively continue as a going concern for the next 12 months if it achieves estimated reductions in operating expenses and maintains revenue levels comparable to the prior year; is able to discount sales prices to customers or distributors or extend terms, in order to fulfill obligations under an existing agreement with a major wireless carrier; limits additional contractual commitments; and takes no action to grow the business, take advantage of the Company’s strategic alliances or generally execute its expansion plans.  However, no assurances can be given that these assumptions will prove accurate. The Company’s inability to obtain additional acceptable financing would likely have a significant negative impact on the operations. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)                                  Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At June 30, 2003 and December 31, 2002, an allowance of $2,521 was recorded which reflects management’s estimate of the potential bad debts.

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

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded in the statements of operations.  The effect of this change during the three and six months ended June 30, 2003 was to exclude an unrealized gain on foreign currency translation of $4,686 and $24,720, respectively, from the statement of operations.  This amount is included in other comprehensive loss in stockholders’ equity.

(f)                                    Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Computation of diluted income per share for the three months ended June 30, 2003 includes stock options and a restricted stock award granted under the terms of the “2001 Long Term Incentive Plan”. The stock option and restricted stock award were not included in the computation of the diluted net loss per share for the three months ended June 30, 2002 and the six months ended June 30, 2003 and 2002, as their effect would be antidilutive.  No stock options or restricted stock awards were granted during the six months ended June 30, 2003.

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

(h)                                 Stock Option Plans and Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123 (as amended), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (as amended).

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share would have changed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$224,140	$(147,142)	$(268,056)	$(343,087)
Add: Total stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(50,349)	—	(100,697)	—
Proforma net income (loss)	$173,791	$(147,142)	$(368,753)	$(343,087)

Net income (loss) per share:
Basic and diluted —
As reported	$0.01	$(0.01)	$(0.01)	$(0.02)

Proforma	$0.01	$(0.01)	$(0.02)	$(0.02)

2.                                      INVENTORIES

Inventories for wireless handsets are stated at the lower of cost or net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value for wireless handsets is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.

At June 30, 2003, inventories consisted of wireless handsets totaling $118,404 and vehicles totaling $291,323.

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

For the three and six months ended June 30, 2003, there was no income tax expense due to net operating losses for each of the tax jurisdictions and the availability of previous net operating losses to offset current and future taxable income.  For the three and six months ended June 30, 2002, income tax expense totaling $4,533 and $0, respectively, was related to taxable income.  A deferred tax asset has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

4.                                      ADVANCES FROM SHAREHOLDER

As of June 30, 2003, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $231,238 to the Company.  The Company made net repayments of $50,041 during the six months ended June 30, 2003.

5.                                      STOCKHOLDERS’ EQUITY

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  As a result of the restricted stock award, a non-cash compensation charge of $58,332 and $116,664, respectively, was recorded in the statement of operations for the three and six months ended June 30, 2003.

6.                                      SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) distribution of wireless handsets and (ii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  Information regarding operating segments as of and for the three and six months ended June 30, 2003 and 2002, is presented in the following tables:

	Revenues	Segment income (loss)
Three months ended June 30, 2003
Wireless handset distribution segment	$25,125,981	$319,106
Automobile distribution segment	1,037,379	(94,129)
Total	$26,163,360	$224,977

Three months Ended June 30, 2002
Wireless handset distribution segment	$13,552,040	$(344,840)
Automobile distribution segment	649,383	12,393
Total	$14,201,423	$(332,447)

	Revenues	Segment income (loss)
Six months ended June 30, 2003
Wireless handset distribution segment	$32,441,358	$(124,502)
Automobile distribution segment	1,734,094	(118,717)
Total	$34,175,452	$(243,219)

Six months Ended June 30, 2002
Wireless handset distribution segment	$27,225,717	$(664,754)
Automobile distribution segment	649,383	12,393
Total	$27,875,100	$(652,361)

A reconciliation from the segment information to the net income (loss) for the three and six months ended June 30, 2003 and 2002, is as follows:

	Three months ended June 30, 2003	Three months ended June 30, 2002

Segment income (loss)	$224,977	$(332,447)
Depreciation	18,675	5,270
	206,302	(337,717)
Other income	21,724	168,372
Interest income (expense) (net)	(3,886)	17,670
Income taxes	—	4,533
Net income (loss)	$224,140	$(147,142)

	Six months ended June 30, 2003	Six months ended June 30, 2002

Segment loss	$(243,219)	$(652,361)
Depreciation	43,154	8,679
	(286,373)	(661,040)
Other income	25,622	316,759
Interest income (expense) (net)	(7,305)	1,194
Income taxes	—	—
Net loss	$(268,056)	$(343,087)

Total assets for the operating segments as of June 30, 2003 and December 31, 2002, are as follows:

	2003	2002

Wireless handset distribution segment	$3,941,497	$4,720,549
Automobile distribution segment	520,184	—
Total	$4,461,681	$4,720,549

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

•                  eliminating the Company’s historical cash burn and positioning the Company to operate profitably;

•                  implementing our executed, exclusive agreement with T-Mobile dated February 11, 2003, valid through December 31, 2004, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the Asia-Pacific Rim;

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

•                  recruiting sales personnel to further expand our global reach; and

•                  evaluating the operating performance of the automobile distribution segment begun in the first quarter of 2002 and determining whether to devote further resources to the segment.

We continue to need immediate additional working capital, the lack of which will likely have a significant negative impact on our current level of operations. During 2003, we intend to seek additional working capital through the issuance of debt, equity, other securities or a combination thereof.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party.  The Company believes that the increased revenue and improved margins will continue and that combined with cash on hand, will be sufficient to permit the Company to continue as a going concern for at least the next 12 months.  However, if required, the Company believes it could alternatively continue as a going concern for the next 12 months if it achieves estimated reductions in operating expenses and maintains revenue levels comparable to the prior year; is able to discount sales prices to customers or distributors or extend terms, in order to fulfill obligations under an existing agreement with T-Mobile; limits additional contractual commitments such as entering into the proposed agreements with Putian and China Unicom; and takes no action to grow the business, take advantage of the our strategic alliances or generally execute its expansion plans.  However, no assurances can be given that these assumptions will prove accurate. Our inability to obtain additional acceptable financing would likely have a significant negative impact on the operations. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$26,163,360	$14,201,423	$34,175,452	$27,875,100
Cost of goods sold	25,065,237	13,949,029	32,850,060	27,469,543
Gross profit	1,098,123	252,394	1,325,392	405,557

Operating expenses
Distribution expenses	182,221	140,298	250,728	227,828
Selling, general and administrative expenses	709,600	449,813	1,361,037	838,769
Total expenses	891,821	590,111	1,611,765	1,066,597

Income (loss) from operations	206,302	(337,717)	(286,373)	(661,040)

Other income (expenses)
Foreign currency exchange gain	7,528	151,849	3,131	287,045
Other income	14,196	16,523	22,491	29,714
Interest income (expense), net	(3,886)	17,670	(7,305)	1,194
Total other income	17,838	186,042	18,317	317,953

Income (loss) before income taxes	224,140	(151,675)	(268,056)	(343,087)
Income taxes	—	(4,533)	—	—

Net income (loss)	$224,140	$(147,142)	$(268,056)	$(343,087)

Net income (loss) per share – basic	$0.01	$(0.01)	$(0.01)	$(0.02)

Net income (loss) per share – diluted	$0.01	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic	19,189,455	19,089,455	19,189,455	19,089,455

Weighted average number of shares outstanding – diluted	19,479,034	19,089,455	19,189,455	19,089,455

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Revenue:  Revenue increased by $12.0 million, or 84%, to $26.2 million for the three months ended June 30 2003, from $14.2 million for the same quarter in 2002. Revenue increased by $6.3 million, or 23%, to $34.2 million for the six months ended June 30, 2003 from $27.9 million for the same period in 2002.  The increases in revenues are due to an increase in sales volume and no material increase in sales prices.  These increased sales were achieved despite the negative impact of the SARS virus in the Asia-Pacific Rim experienced earlier in the year and the negative impact of the increasing strength of the Euro for which the majority of inventory purchases are made.  This revenue was comprised of the distribution of wireless handsets ($25.1 million and $32.4 million, respectively, for the three and six months ended June 30, 2003) and the distribution of automobiles ($1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 2003). This revenue was comprised of the distribution of wireless handsets ($13.6 million and $27.2 million, respectively, for the three and six months ended June 30, 2002) and the distribution of automobiles ($0.6 million for the three and six months ended June 30, 2002). The first quarter is typically affected by seasonality issues associated with the wireless handset market in China.

Based upon the prior year and Company projections, we anticipate revenues to continue to increase for the remainder of 2003.

Gross Profit: Gross profit increased by $845,729 to $1.1 million for the three months ended June 30, 2003 from $252,394 for the same quarter in 2002. Gross profit increased by $919,835 to $1.3 million for the six months ended June 30, 2003 from $405,557 for the same period in 2002.  The gross margin increased by 2.4% to 4.2% for the three months ended June 30, 2003 from 1.8% for the same quarter in 2002.  The gross margin increased by 2.5% to 3.9% for the six months ended June 30, 2003 from 1.4% for the same period in 2002.  The increase is due to the increased proportion of automobile distribution sales with typically higher margins than the wireless handset distribution sales, and the realization of a higher margin on the wireless handset distribution sales due to a higher end product mix, partially offset by the negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made.  Also in 2002, the Company was establishing a customer base at the cost of a reduced margin.

Operating Expenses:  Distribution expenses increased by $41,924 to $182,222 for the three months ended June 30, 2003 from $140,298 for the same quarter in 2002, and as a percentage of revenue, decreased to 0.7% in 2003 from 1.0% in 2002.  Distribution expenses increased by $22,900 to $250,728 for the six months ended June 30, 2003 from $227,828 for the same period in 2002, and as a percentage of revenue, decreased to 0.7% in 2003 from 0.8% in 2002.  These costs, as a percentage of revenue, decreased as the Company experienced economies of scale.

Selling, general and administrative expenses increased by $259,787 to $709,600 for the three months ended June 30, 2003 from $449,813 for the same quarter in 2002, and as a percentage of revenue, decreased to 2.7% in 2003 from 3.2% in 2002.  Selling, general and administrative expenses increased by $522,268 to $1,361,037 for the six months ended June 30, 2003 from $838,769 for the same period in 2002, and as a percentage of revenue, increased to 4.0% in 2003 from 3.0% in 2002.  This increase in total expense has been primarily due to the increase in costs related to the build up of the Company’s infrastructure, which is needed for growth, and the increasing cost associated with being a publicly held company.  Specifically, for the six months ended June 30, 2003, $286,000 relates to increased salary and staff costs, $50,000 relates to the Company’s recent NASDAQ listing application fee, $165,000 relates to promotion and business development costs, and $24,000 relates to rents and occupancy costs.  The decrease as a percentage of revenue for the three months ended June 30, 2003 reflects management’s focus on cost containment measures during this period of rapid revenue growth.

Income (loss) from operations:  Income from operations for the three months ended June 30, 2003 was $206,302 as compared to a loss from operations of $337,717 for the three months ended June 30, 2002.  The loss from operations for the six months ended June 30, 2003 and 2002 was $286,373 and $661,040, respectively.  The income from operations for the three months ended June 30, 2003 was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

Net income (loss):  Net income for the three months ended June 30, 2003 was $224,140 as compared to a net loss of $147,142 for the three months ended June 30, 2002.  The net loss for the six months ended June 30, 2003 and 2002 was $268,056 and $343,087, respectively.  The net loss was reduced primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

Liquidity and Capital Resources

We maintained cash of $706,615 as of June 30, 2003 and working capital of $1,241,044 as of that date.

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

As a result, the Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2003 and December 31, 2002, the Company maintained working capital of $1.2 million and $1.4 million, respectively.  The decrease in working capital is primarily due to the net loss.

For the six months ended June 30, 2003, cash provided by operating activities totaled $211,181. The cash provided was primarily due to the decrease in inventories, foreign sales tax receivable and deposits paid, non-cash charges, offset by the net loss of the Company and an increase in trade accounts receivable.  For the six months ended June 30, 2002, cash used in operations amounted to $1,022,930, which was primarily due to the net loss of the Company, an increase in inventories and trade accounts receivable, partially offset by an increase in trade accounts payable and accrued expenses, and deposits paid.

For the six months ended June 30, 2003, cash used in investing activities amounted to $44,097. For the six months ended June 30, 2002, cash used in investing activities amounted to $109,169.  The use of funds for both periods was for the purchase of equipment and other assets.

For the six months ended June 30, 2003, cash used in financing activities amounted to $50,041 and was due to the repayment of borrowings from shareholder.  For the six months ended June 30, 2002, cash provided by financing activities amounted to $270,996 and was provided by borrowings from shareholder.

We continue to need additional working capital, the lack of which could likely have a significant negative impact on our current level of operations.  This additional financing is needed to grow our business, take advantage of our strategic alliances and successfully execute our expansion plans.  Growing our business requires additional working capital.  Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery.  Also in some cases, we will give minimal credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our growth plans.

On February 10, 2003, we signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany.  Under this agreement, we have made commitments to purchase all handsets T-Mobile receives through this trade-in program and plan to distribute the handsets into the Asia-Pacific Rim.  The quantities and values cannot be estimated until the program commences, expected to be prior to the end of the year; however, we believe that at least an additional $1 million of working capital will be required in order for us to realize the full economic benefit of this program.  Without this additional capital, we will be required to discount our sales prices to our customers or distributors or extend terms which will reduce our overall profit margins on this product line. The lack of sufficient capital to fulfill our contractual obligations to purchase the refurbished handsets from T-Mobile could result in the termination of this agreement.

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

In order to meet minimum capitalization requirements for INTAC Automobile Trading Company Limited, which is our subsidiary domiciled in China, the Company was required to make a capital contribution to this subsidiary of $850,000 by April 9, 2003.  As of June 30, 2003 the Company has made a contribution of $350,000 and the Company has filed for an extension of this deadline for the remainder and is awaiting the related government response; furthermore, it has not yet been determined whether to meet this minimum capitalization requirement or to dissolve this subsidiary. The non-payment of this capital contribution would result in the cancellation of this subsidiary’s business license in China.  As this subsidiary has not commenced operations, its dissolution would not have a material adverse effect on the Company or the Company’s plans to distribute automobiles into China and the Company would not lose any of the contribution made to date.

Although the Company reported net income for the three months ended June 30, 2003, it continues its attempts to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless it is able to continue to improve its operating performance, additional outside financing would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, the Company does not have any financing arrangements, nor any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders.

The Company believes that the increased revenue and improved margins experienced in 2003 will continue and that combined with cash on hand, will be sufficient to permit the Company to continue as a going concern for at least the next 12 months.  However, if required, the Company believes it could alternatively continue as a going concern for the next 12 months if it achieves estimated reductions in operating expenses and maintains revenue levels comparable to the prior year; is able to discount sales prices to customers or distributors or extend terms, in order to fulfill obligations under an existing agreement with a major wireless carrier; limits additional contractual commitments; and takes no action to grow the business, take advantage of the Company’s strategic alliances or generally execute its expansion plans.  However, no assurances can be given that these assumptions will prove accurate. The Company’s inability to obtain additional acceptable financing would likely have a significant negative impact on the operations. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

Item 3. Controls and Procedures

Under the supervision and with the participation of our Management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.  In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter or from the date of our review.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a Vote of Security Holders.

On April 18, 2003, our board of directors (the “Board”) approved the nomination of Messrs. Wei Zhou, Hans Schuld, Theodore P. Botts, J. David Darnell and Dr. Heinz-Gerd Stein, to continue as members of our Board and authorized the submission of the election of these nominees to a vote of our shareholders.

Pursuant to Section 78.320 of the Nevada General Corporation Law, the holders of a majority of a corporation’s voting power may take any action by execution of a written consent that could have been taken at a meeting of the stockholders. As of April 24, 2003, we had 19,189,455 shares of our common stock outstanding, with each holder of common stock entitled to cast one vote for each share of common stock then registered in such holder’s name. On April 24, 2003, Wei Zhou, our Chief Executive Officer, President and a director, executed a written consent with respect to the 11,950,000 shares of common stock owned by him (representing 62.3% of the total outstanding shares) and voted “for” the election of each of the nominated directors as set forth in the following table:

Directors	For	Against	Withheld
Wei Zhou	11,950,000	0	0
Hans Schuld	11,950,000	0	0
Dr. Heinz-Gerd Stein	11,950,000	0	0
Theodore P. Botts	11,950,000	0	0
J. David Darnell	11,950,000	0	0

The re-election of the nominated directors was effective on May 20, 2003 (20 calendar days following the mailing of the information statement related to the election). Further information concerning the actions taken by the written stockholder consent is contained in our Definitive Information Statement on Schedule 14C that we filed with the Securities and Exchange Commission on April 30, 2003.

Item 5.           Other Information.

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On June 4, 2003, we filed a Current Report on Form 8-K in connection with a press release regarding our announcement that INTAC had received approval of the Company’s application to list its common stock on The Nasdaq SmallCap Market.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: August 14, 2003

	By:	/s/ J. David Darnell
J. David Darnell
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.