Form 10QSB
period 2003-09-30
INTAC INTERNATIONAL INC
filed 2003-11-14
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  20,189,455 shares of $.001 par value Common Stock outstanding as of November 14, 2003.

Transitional Small Business Issue Disclosure Format  ☐ Yes   ☒ No

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,978,128	$589,572
Restricted cash	2,800,000	—
Trade accounts receivable (net of allowance for doubtful accounts of $0 in 2003 and $2,521 in 2002)	5,408,536	730,504
Inventories	1,999,229	1,140,506
Deposits paid	243,508	1,197,428
Foreign sales tax receivable	24,668	534,116
Total current assets	14,454,069	4,192,126

Investment in and advances to joint venture	1,476,409	—
Equipment, net	268,985	348,649
Other assets	146,042	120,753
Goodwill	59,021	59,021

Total assets	$16,404,526	$4,720,549

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$6,316,889	$1,964,035
Short-term note payable to bank	2,728,202	—
Accrued expenses	482,074	335,716
Due to shareholder	201,443	281,279
Income taxes payable	3,678	39,598
Deposits received	146,450	202,839
Total current liabilities	9,878,736	2,823,467

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,189,455 and 19,189,455 shares issued and outstanding, respectively	20,189	19,189
Additional paid-in capital	8,004,464	3,330,468
Accumulated deficit	(1,417,530)	(1,324,309)
Accumulated other comprehensive loss	(81,333)	(128,266)

Total stockholders’ equity	6,525,790	1,897,082

Total liabilities and stockholders’ equity	$16,404,526	$4,720,549

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$32,279,560	$31,975,827	$66,455,012	$59,850,927
Cost of goods sold	31,042,270	31,142,935	63,892,330	58,612,478
Gross profit	1,237,290	832,892	2,562,682	1,238,449

Operating expenses
Distribution expenses	386,015	112,246	636,743	277,942
Selling, general and administrative expenses	638,289	617,954	1,999,326	1,518,855
Total expenses	1,024,304	730,200	2,636,069	1,796,797

Income (loss) from operations	212,986	102,692	(73,387)	(558,348)

Other income (expenses)
Foreign currency exchange gain (loss)	(3,747)	(65,700)	(616)	221,345
Other income (expense)	2,835	(5,818)	25,325	23,896
Interest income (expense), net	(561)	3,694	(7,865)	4,888
Total other income (expense)	(1,473)	(67,824)	16,844	250,129

Income (loss) before income taxes	211,513	34,868	(56,543)	(308,219)
Income taxes	(36,678)	(41,110)	(36,678)	(41,110)

Net income (loss)	$174,835	$(6,242)	$(93,221)	$(349,329)

Net income (loss) per share – basic	$0.01	$0.00	$0.00	$(0.02)

Net income (loss) per share – diluted	$0.01	$0.00	$0.00	$(0.02)

Weighted average number of shares outstanding – basic	19,339,455	19,139,455	19,239,455	19,139,455

Weighted average number of shares outstanding – diluted	20,517,886	19,139,455	20,496,085	19,139,455

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flow from operating activities:
Net loss for the period	$(93,221)	$(349,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of equipment	62,667	13,531
Compensation in connection with restricted stock award	174,996	39,000
Other comprehensive income	46,932	(227,448)
Gain on sale of equipment	(2,838)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,678,032)	(3,782,574)
Inventories	(858,723)	(408,063)
Foreign sales tax receivable	509,448	135,071
Deposits paid	953,920	(398,278)
Trade accounts payable and accrued expenses	4,499,212	4,225,645
Income taxes payable	(35,920)	27,606
Deposits received	(56,389)	184,284

Net cash provided by (used in) operating activities	522,052	(540,555)

Cash flow from investing activities:

Restricted cash deposit	(2,800,000)	—
Investment in and advances to joint venture	(1,476,409)	—
Purchase of other assets	(25,289)	(25,494)
Purchase of equipment	(17,320)	(155,827)
Proceeds from sale of equipment	37,156	—

Net cash used in investing activities	(4,281,862)	(181,321)

Cash flow from financing activities:

Proceeds from issuance of common stock	4,500,000	220,000
Borrowings from bank	2,728,202	—
Borrowings from (payments to) shareholder, net	(79,836)	410,200

Net cash provided by financing activities	7,148,366	630,200

Net increase (decrease) in cash	3,388,556	(91,676)

Cash and cash equivalents, beginning of period	589,572	1,258,973

Cash and cash equivalents, end of period	$3,978,128	$1,167,297

Supplemental disclosure of cash flow information:

Cash paid for interest	$8,174	$6,495

Cash paid for taxes	$39,598	$—

See accompanying notes to consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

On September 14, 2003, INTAC announced the formation of a new joint venture with China Putian Corporation and the Ministry of Education in The People’s Republic of China (“PRC”) called “Career Net.” Career Net is being established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which will be made exclusively available to Career Net. Career Net will provide this comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this unique and exclusive database. This fee-based service will be primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.

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

Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b)           Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Intac International Holdings Limited (“Holdings”), a Hong Kong corporation; New Tech Handels GmbH (“New Tech”), a German corporation; Futac Group Limited, a British Virgin Islands corporation; Global Creative International Limited, a Hong Kong corporation; INTAC Telecommunications Limited, a China corporation; and Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”, a China corporation. All intercompany balances and transactions have been eliminated in consolidation.

The Company owns 45% of its joint venture, Career Net, and has been designated as its operating partner.  The investment in Career Net is accounted for using the equity method of accounting because the investment gives the Company the ability to exercise significant influence over the joint venture.  Significant influence is generally deemed to exist if the Company has an ownership interest in the investee of between 20% and 50%, although other factors such as representation on the investee’s board of directors and influence over operations are taken into consideration.  The Company will record its share of the equity in the income and losses of Career Net under the equity method.  No operations of any significance are expected in Career Net until the first quarter of 2004.

(c)           Liquidity

As of September 30, 2003 and December 31, 2002, INTAC had an accumulated deficit of $1,417,530 and $1,324,309, respectively, primarily due to accumulated net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $220,000 in August 2002, $250,000 in December 2002 and $4.5 million in September 2003.  Proceeds of the $4.5 million private placement will be used to fund the Company’s participation in Career Net, as well as for working capital.

As of September 30, 2003 and December 31, 2002, INTAC maintained unrestricted cash of $3,978,128 and $589,572, respectively.   The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2003 and December 31, 2002, INTAC maintained working capital of $4,575,333 and $1,368,659, respectively.  The increase in working capital is primarily due to the equity financing of $4.5 million raised in September 2003 and the improved operating results for the nine months ended September 30, 2003, partially offset by the investment in and advances to joint venture.

Revenues have increased to $32.3 million and $66.5 million from $32.0 million and $59.9 million, respectively, for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.  The Company has been able to increase the gross margin to 3.8% and 3.9% from 2.6% and 2.1%, respectively, for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.  This increase has been primarily due to the product mix toward high end wireless handset models that sell for higher than average unit prices with higher resulting margins, and an increased proportion of automobile distribution sales with typically higher margins.  These sales and margin increases were achieved despite the negative impact of the SARS virus in the Asia-Pacific Rim experienced earlier in the year and the negative impact of the increasing strength of the Euro for which the majority of inventory purchases are made.

The net income of the Company for the three months ended September 30, 2003 was $174,835 as compared to a net loss of $6,242 for the three months ended September 30, 2002.  The net loss of the Company for the nine months ended September 30, 2003 was $93,221 as compared to a net loss of $349,329 for the nine months ended September 30, 2002.

Selling, general and administrative expenses increased by $20,335 to $638,289 for the three months ended September 30, 2003 from $617,954 for the same quarter in 2002, and as a percentage of revenue, increased to 2.0% in 2003 from 1.9% in 2002.  Selling, general and administrative expenses increased by $480,471 to $1,999,326 for the nine months ended September 30, 2003 from $1,518,855 for the same period in 2002, and as a percentage of revenue, increased to 3.0% in 2003 from 2.5% in 2002.  This increase in total expense has been primarily due to the increase in costs related to the build up of the Company’s infrastructure, which is needed for growth, and the increasing cost associated with being a publicly held company.  Specifically, for the nine months ended September 30, 2003, $185,000 relates to increased salary and staff costs, $135,000 relates to promotion and business development costs, $59,000 relates to the Company’s recent NASDAQ listing fees, $46,000 relates to professional and banking service costs, and $45,000 relates to rents and occupancy costs.

Based upon the prior year and Company projections, we anticipate revenues to increase and selling, general and administrative expenses to remain constant for the remainder of the year and not increase in proportion to any anticipated increase in revenue.

The Company has a short-term note payable to bank at September 30, 2003 consisting of a loan from a financial institution in China of $2,728,202, bearing interest at a rate of 5.06% per annum.  The loan period is from September 24, 2003 to December 23, 2003.  The loan is secured by a $2.8 million deposit.  The loan was transacted due to foreign exchange controls in the People’s Republic of China which limits the transfer of cash flows in and out of the country.  The loan is financing the service provider’s license, hardware, software and start-up costs associated with Career Net.

The Company currently has adequate capital for the near term; however, long-term plans will require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.   Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)           Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At September 30, 2003 there was no allowance recorded and at December 31, 2002, an allowance of $2,521 was recorded which reflects management’s estimate of the potential bad debts.

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

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded in the statements of operations.  The effect of this change during the three and nine months ended September 30, 2003 was to exclude an unrealized gain on foreign currency translation of $22,212 and $46,932, respectively, from the statement of operations.  This amount is included in other comprehensive loss in stockholders’ equity.

(f)            Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Computation of diluted income per share for the three and nine months ended September 30, 2003 includes stock options and a restricted stock award granted under the terms of the “2001 Long Term Incentive Plan”. The stock option and restricted stock award were not included in the computation of the diluted net loss per share for the three and nine months ended September 30, 2002, as their effect would be antidilutive.  No stock options or restricted stock awards were granted during the nine months ended September 30, 2003.

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

The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share would have changed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$174,835	$(6,242)	$(93,221)	$(349,329)
Add: Total stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(50,349)	—	(151,045)	—
Pro forma net income (loss)	$124,486	$(6,242)	$(244,266)	$(349,329)

Net income (loss) per share:
Basic and diluted —
As reported	$0.01	$0.00	$0.00	$(0.02)

Proforma	$0.01	$0.00	$(0.01)	$(0.02)

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

At September 30, 2003, inventories consisted of wireless handsets totaling $1,702,083 and vehicles totaling $297,146.

3.             INVESTMENT IN AND ADVANCES TO JOINT VENTURE (CAREER NET)

As of September 30, 2003, the Company had made an investment in and advances to its joint venture of $1,476,409.  The investment in Career Net is accounted for using the equity method of accounting.

4.             SHORT-TERM NOTE PAYABLE TO BANK

Short-term note payable to bank at September 30, 2003 consisted of a loan from a financial institution in China of $2,728,202 bearing interest at a rate of 5.06% per annum.  The loan period is from September 24, 2003 to December 23, 2003.  The loan is secured by a $2.8 million deposit which is reflected as restricted cash in the consolidated balance sheet.

5.             INCOME TAXES

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

For the three and nine months ended September 30, 2003, income tax expense totaling $36,678 was recorded related to taxable income for the Hong Kong operations.  For the three and nine months ended September 30, 2002, income tax expense totaling $41,110 was recorded related to taxable income.  Income tax expense consisted of $18,771 for the German operations and $22,339 for the Hong Kong operations.  Certain of the Company's foreign subsidiaries have net operating losses for which the Company has not recorded a deferred tax asset as the ability of the Company to generate taxable income in these foreign subsidiaries to utilize these losses is uncertain.

6.             ADVANCES FROM SHAREHOLDER

As of September 30, 2003, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $201,443 to the Company.   The Company made net repayments of $79,836 during the nine months ended September 30, 2003.

7.             STOCKHOLDERS’ EQUITY

(a) COMMON STOCK

In September 2003, the Company issued 1,000,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $4,500,000. This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder.

 (b) STOCK OPTIONS

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  As a result of the restricted stock award, a non-cash compensation charge of $58,332 and $174,996, respectively, was recorded in the statement of operations for the three and nine months ended September 30, 2003.

On November 3, 2003, the Company made a stock option grant to one of its Directors to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.89 per share representing the market value on the date of grant.  This stock option vests in three equal annual installments on the first three anniversary dates of the date of grant.

8.             SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) distribution of wireless handsets and (ii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  Information regarding operating segments as of and for the three and nine months ended September 30, 2003 and 2002, is presented in the following tables:

	Revenues	Segment income (loss)
Three months ended September 30, 2003
Wireless handset distribution segment	$31,123,097	$243,685
Automobile distribution segment	1,156,463	(11,187)
Total	$32,279,560	$232,498

Three months ended September 30, 2002
Wireless handset distribution segment	$31,514,443	$94,396
Automobile distribution segment	461,384	13,242
Total	$31,975,827	$107,638

	Revenues	Segment income (loss)
Nine months ended September 30, 2003
Wireless handset distribution segment	$63,564,455	$119,184
Automobile distribution segment	2,890,557	(129,904)
Total	$66,455,012	$(10,720)

Nine months ended September 30, 2002
Wireless handset distribution segment	$58,740,160	$(570,452)
Automobile distribution segment	1,110,767	25,635
Total	$59,850,927	$(544,817)

A reconciliation from the segment information to the net income (loss) for the three and nine months ended September 30, 2003 and 2002, is as follows:

	Three months ended September 30, 2003	Three months ended September 30, 2002

Segment income	$232,498	$107,638
Depreciation	(19,512)	(4,946)
	212,986	102,692
Other expense	(912)	(71,518)
Interest income (expense) (net)	(561)	3,694
Income taxes	(36,678)	(41,110)
Net income (loss)	$174,835	$(6,242)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Segment loss	$(10,720)	$(544,817)
Depreciation	(62,667)	(13,531)
	(73,387)	(558,348)
Other income	24,709	245,241
Interest income (expense) (net)	(7,865)	4,888
Income taxes	(36,678)	(41,110)
Net loss	$(93,221)	$(349,329)

Total assets for the operating segments as of September 30, 2003 and December 31, 2002, are as follows:

	2003	2002

Wireless handset distribution segment	$9,891,977	$3,845,175
Automobile distribution segment	2,236,140	875,374
	12,128,117	4,720,549
Restricted cash deposit	2,800,000	—
Investment in and advances to joint venture	1,476,409	—
Total	$16,404,526	$4,720,549

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

•                  our ability to continue to raise additional working capital;

•                  our ability to capitalize on the Career Net joint venture;

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

You should be aware that these “forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•                  our ability to continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

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

You should also be aware that those “forward-looking” statements in regards to Career Net are subject to a number of further risks, assumptions and uncertainties, such as:

•                  our lack of prior experience with the Internet portal business and our ability to develop and execute an effective business plan;

•                  our ability to develop the fee-based services of Career Net, including assembling an experienced management team;

•                  our ability to raise additional capital in order to effectively execute the business plan;

•                  our status as an early-stage company with an evolving, unproven and unpredictable business model;

•                  PRC Internet laws and regulations that are unclear and will likely change in the near future;

•                  restrictions on foreign investment in the PRC Internet sector that are imposed by the PRC government;

•                  the PRC government which may prevent us from distributing;

•                  regulation and censorship of information distribution in China which may adversely affect our business;

•                  political and economic policies of the PRC government;

•                  the high cost of Internet access that may limit the growth of the Internet in China and impede our growth;

•                  advertising and e-commerce customers have only limited experience using the Internet for advertising or commerce purposes;

•                  the acceptance of the Internet as a commerce platform in China which depends on the resolution of problems relating to fulfillment and electronic payment;

•                  concerns about security of e-commerce transactions and confidentiality of information on the Internet that may increase our costs, reduce the use of our portal and impede our growth; and

•                  our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

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

•                  INTAC Telecommunications Limited, a Hong Kong corporation formed on March 8, 2002, which acts as a distributor of telecommunications products into the Asia-Pacific Rim; and

•                  INTAC (Tianjin) International Trading Co., formerly “INTAC Auto Mobile Trading Company Limited”, a China corporation formed on April 9, 2002, which imports automobiles for distribution into mainland China.

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

INTAC’s distribution strategy is to sign long-term cooperative agreements with strategic Chinese business partners in the telecommunications field in order to gain access to their production facilities, their sales and distribution networks, as well as their post sales service and support organizations.  INTAC believes that it can bring overseas technology and expertise to these domestic Chinese entities and greatly improve their performance.

On September 14, 2003, INTAC announced the formation of a new joint venture with China Putian Corporation and the Ministry of Education in The People’s Republic of China (“PRC”) called “Career Net.” Career Net is being established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which will be made exclusively available to Career Net. Career Net will provide this comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this unique and exclusive database. This fee-based service will be primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.

In addition, although the Company expects to spend substantially all of its time over the near term operating its wireless handset distribution business, its automobile distribution business and Career Net, the Company will continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments.  No assurances can be given that the Company will be able to locate such opportunities, that management will be able to exploit such opportunities or that we will have adequate financial, management or other resources to take advantage of such investment opportunities.

Our plan of operation for the upcoming 12 months calls for the following:

•                  develop the fee-based services of Career Net, including assembling an experienced management team, insuring that the joint venture has adequate capital, and developing and executing an effective business plan;

•                  continue to raise additional debt or equity financing, or a working capital or other traditional loan facility from a bank or other lending source as needed in order to take advantage of our other strategic agreements and business alliances;

•                  continue to maintain positive cash flows by eliminating the Company’s historical cash burn and positioning the Company to continue to operate profitably;

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

•                  pursuing a definitive agreement with China Unicom, a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.  In addition, we intend to capitalize on this expanded market for its wireless handset products by cross-selling the handset with the wireless service offering.  We intend to make a decision on whether or not to pursue this opportunity during the fourth quarter of 2003;

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

The Company currently has adequate capital for the near term; however, long-term plans would require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.   Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

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

Results of Operations for the Three and Nine months Ended September 30, 2003 and 2002 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$32,279,560	$31,975,827	$66,455,012	$59,850,927
Cost of goods sold	31,042,270	31,142,935	63,892,330	58,612,478
Gross profit	1,237,290	832,892	2,562,682	1,238,449

Operating expenses
Distribution expenses	386,015	112,246	636,743	277,942
Selling, general and administrative expenses	638,289	617,954	1,999,326	1,518,855
Total expenses	1,024,304	730,200	2,636,069	1,796,797

Income (loss) from operations	212,986	102,692	(73,387)	(558,348)

Other income (expenses)
Foreign currency exchange gain (loss)	(3,747)	(65,700)	(616)	221,345
Other income (expense)	2,835	(5,818)	25,325	23,896
Interest income (expense), net	(561)	3,694	(7,865)	4,888
Total other income (expense)	(1,473)	(67,824)	16,844	250,129

Income (loss) before income taxes	211,513	34,868	(56,543)	(308,219)
Income taxes	(36,678)	(41,110)	(36,678)	(41,110)

Net income (loss)	$174,835	$(6,242)	$(93,221)	$(349,329)

Net income (loss) per share – basic	$0.01	$0.00	$0.00	$(0.02)

Net income (loss) per share – diluted	$0.01	$0.00	$0.00	$(0.02)

Weighted average number of shares outstanding – basic	19,339,455	19,139,455	19,239,455	19,139,455

Weighted average number of shares outstanding – diluted	20,517,886	19,139,455	20,496,085	19,139,455

Results of Operations for the Three and Nine months Ended September 30, 2003 Compared to the Three and Nine months Ended September 30, 2002

Revenue:  Revenue increased by $303,733, or 1%, to $32.3 million for the three months ended September 30 2003, from $32.0 million for the same quarter in 2002. Revenue increased by $6.6 million, or 11%, to $66.5 million for the nine months ended September 30, 2003 from $59.9 million for the same period in 2002.  The increases in revenues are due to an increase in sales volume and no material increase in sales prices.  These increased sales were achieved despite the negative impact of the SARS virus in the Asia-Pacific Rim experienced earlier in the year and the negative impact of the increasing strength of the Euro for which the majority of inventory purchases are made.  This revenue was comprised of the distribution of wireless handsets ($31.1 million and $63.6 million, respectively, for the three and nine months ended September 30, 2003) and the distribution of automobiles ($1.2 million and $2.9 million, respectively, for the three and nine months ended September 30, 2003).  This revenue was comprised of the distribution of wireless handsets ($31.5 million and $58.8 million, respectively, for the three and nine months ended September 30, 2002) and the distribution of automobiles ($461,384 and $1.1 million for the three and nine months ended September 30, 2002, respectively). The first quarter is typically affected by seasonality issues associated with the wireless handset market in China.

Based upon the prior year and Company projections, we anticipate revenues to continue to increase for the remainder of 2003.

Gross Profit: Gross profit increased by $404,398 to $1.2 million for the three months ended September 30, 2003 from $832,892 for the same quarter in 2002. Gross profit increased by $1.4 million to $2.6 million for the nine months ended September 30, 2003 from $1.2 for the same period in 2002.  The gross margin increased by 1.2% to 3.8% for the three months ended September 30, 2003 from 2.6% for the same quarter in 2002.  The gross margin increased by 1.8% to 3.9% for the nine months ended September 30, 2003 from 2.1% for the same period in 2002.  The increase is due to the increased proportion of automobile distribution sales with typically higher margins than the wireless handset distribution sales, and the realization of a higher margin on the wireless handset distribution sales due to a higher end product mix, partially offset by the negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made.  Also in 2002, the Company was establishing a customer base at the cost of a reduced margin.

Operating Expenses:  Distribution expenses increased by $273,769 to $386,015 for the three months ended September 30, 2003 from $112,246 for the same quarter in 2002, and as a percentage of revenue, increased to 1.2% in 2003 from 0.4% in 2002.  Distribution expenses increased by $358,801 to $636,743 for the nine months ended September 30, 2003 from $277,942 for the same period in 2002, and as a percentage of revenue, increased to 0.9% in 2003 from 0.5% in 2002.  These costs increased due to overall price increases from common carriers, special logistics arrangements required for delivery of certain products and the impact of the increasing strength of the Euro.

Selling, general and administrative expenses increased by $20,335 to $638,289 for the three months ended September 30, 2003 from $617,954 for the same quarter in 2002, and as a percentage of revenue, increased to 2.0% in 2003 from 1.9% in 2002.  Selling, general and administrative expenses increased by $480,471 to $1,999,326 for the nine months ended September 30, 2003 from $1,518,855 for the same period in 2002, and as a percentage of revenue, increased to 3.0% in 2003 from 2.5% in 2002.  This increase in total expense has been primarily due to the increase in costs related to the build up of the Company’s infrastructure, which is needed for growth, and the increasing cost associated with being a publicly held company.  Specifically, for the nine months ended September 30, 2003, $185,000 relates to increased salary and staff costs, $135,000 relates to promotion and business development costs, $59,000 relates to the Company’s recent NASDAQ listing fees, $46,000 relates to professional and banking service costs, and $45,000 relates to rents and occupancy costs.

Income (loss) from operations:  Income from operations for the three months ended September 30, 2003 and 2002 was $212,986 and $102,692, respectively.  Loss from operations for the nine months ended September 30, 2003 and 2002 was $73,387 and $558,348, respectively.  The improvement in operating results for the three and nine months ended September 30, 2003 was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

Net income (loss):  Net income for the three months ended September 30, 2003 was $174,835 as compared to a net loss of $6,242 for the three months ended September 30, 2002.  Net loss for the nine months ended September 30, 2003 was $93,221 as compared to a net loss of $349,329 for the nine months ended September 30, 2002.  The improvement was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

Liquidity and Capital Resources

We maintained unrestricted cash of $4.0 million as of September 30, 2003 and working capital of $4.6 million as of that date.

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

As a result, the Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2003 and December 31, 2002, the Company maintained working capital of $4.6 million and $1.4 million, respectively.  The increase in working capital is primarily due to the equity financing of $4.5 million raised in September 2003 and the improved operating results for the for the nine months ended September 30, 2003, partially offset by the investment in and advances to Career Net.  Proceeds of the $4.5 million private placement will be used to fund the Company’s participation in Career Net, as well as for working capital.

For the nine months ended September 30, 2003, cash provided by operating activities totaled $522,052. The cash provided was primarily due to the decrease in foreign sales tax receivable, deposits paid, non-cash charges, and an increase in trade accounts payable and accrued expenses, partially offset by an increase in trade accounts receivable, inventory and a decrease in deposits received.  For the nine months ended September 30, 2002, cash used in operations amounted to $540,555, which was primarily due to the net loss of the Company, non-cash charges, an increase in inventories and trade accounts receivable, and a decrease in deposits paid, partially offset by an increase in trade accounts payable and accrued expenses, and deposits received and a decrease in foreign sales tax receivable.

For the nine months ended September 30, 2003, cash used in investing activities amounted to $4,281,862 primarily due to the restricted cash deposit, investment in and advances to Career Net and the purchase of other assets. For the nine months ended September 30, 2002, cash used in investing activities amounted to $181,321 primarily due to the purchase of equipment and other assets.

For the nine months ended September 30, 2003, cash provided by financing activities amounted to $7,148,366 and was due to the proceeds from the issuance of common stock and the borrowings from bank.  For the nine months ended September 30, 2002, cash provided by financing activities amounted to $630,200 and was provided by borrowings from a shareholder and the issuance of common stock.

The Company has a short-term note payable to bank at September 30, 2003 consisting of a loan from a financial institution in China of $2,728,202 bearing interest at a rate of 5.06% per annum.  The loan period is from September 24, 2003 to December 23, 2003.  The loan is secured by a $2.8 million deposit which is reflected as restricted cash in the consolidated balance sheet.  The loan was transacted due to foreign exchange controls in the People’s Republic of China which limits the transfer of cash flows in and out of the country.  The loan is financing the service providers license, hardware, software and the start-up costs associated with Career Net.

The Company currently has adequate capital for the near term; however, long-term plans would require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.  Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

On February 10, 2003, we signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany.  Under this agreement, we have made commitments to purchase all handsets T-Mobile receives through this trade-in program and plan to distribute the handsets into the Asia-Pacific Rim.  The quantities and values cannot be estimated until the program commences, expected to be prior to the end of the year.

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

In order to meet minimum capitalization requirements for INTAC (Tianjin) International Trading Co., formerly “INTAC Automobile Trading Company Limited”, which is our subsidiary domiciled in China, the Company was required to make a capital contribution to this subsidiary of $850,000 by April 9, 2003.  As of September 30, 2003, the Company has made all necessary contributions.

Item 3. Controls and Procedures

Under the supervision and with the participation of our Management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities  Exchange Act of 1934, as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information  required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company,  including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.  In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter or from the date of our review.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities and Use of Proceeds.

On September 15, 2003, INTAC sold one million shares of unregistered, restricted common stock to an accredited investor in a private placement transaction under Rule 506 of Regulation D of the Securities Act, for proceeds of $4.5 million.

Proceeds of the private placement will be used to fund INTAC’s participation in its recently announced Internet portal joint venture with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”) called “Career Net”, as well as for working capital.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits

Exhibit 10.4

Joint Venture Agreement for the establishment of INTAC Purun Educational Development Ltd. Beijing by and among EMIC of the Ministry of Education P.R.C., China Putain Corporation and INTAC International Inc.

Exhibit 10.5	Subscription and Investment Representation Agreement, dated as of September 15, 2003, between INTAC International, Inc. and an accredited investor.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K.

On September 18, 2003, we filed a Current Report on Form 8-K in connection with a press release regarding our announcement that INTAC had sold one million shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $4.5 million.

On September 12, 2003, we filed a Current Report on Form 8-K in connection with a press release regarding our announcement that INTAC had formed a new joint venture with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”) called “Career Net”.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: November 14, 2003

	By:	/s/ J. David Darnell
J. David Darnell
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

10.4

Joint Venture Agreement for the establishment of INTAC Purun Educational Development Ltd. Beijing by and among EMIC of the Ministry of Education P.R.C., China Putain Corporation and INTAC International Inc.

10.5	Subscription and Investment Representation Agreement, dated as of September 15, 2003, between INTAC International, Inc. and an accredited investor.

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.