Form 10KSB
period 2003-12-31
INTAC INTERNATIONAL INC
filed 2004-03-30
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-32621

INTAC INTERNATIONAL, INC.
(Exact name of Small Business Issuer in its charter)

NEVADA	98-0336945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 6-7, 32/F., Laws Commercial Plaza 788 Cheung Sha Wan Road Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

The Issuer’s revenues for its most recent fiscal year were $91,353,172.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on March 29, 2004 was $121,620,124 based on the closing price of the Registrant's common stock on the Nasdaq Small Cap Stock Market. Shares held by non-affiliates were determined by beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten-percent stockholders, some of which may not be held to be affiliates upon judicial determination.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 29, 2004 was 20,189,455.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission within one hundred and twenty (120) days following the Registrant’s fiscal year end, or on or before April 29, 2004.

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

•                  our ability to effectively execute the business plan;

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

•                  statements made concerning the revenues or operating performance expected for the year ending December 31, 2004;

•                  the increased expense structure assumed by us as a U.S. public company;

•                  our plans for future expansion;

•                  our ability to achieve satisfactory operating performance;

•                  the viability of our business model;

•                  our expansion into other businesses and pursuit of other business opportunities;

•                  the results of our intended diversification into other industries and geographic regions;

•                  the impact of the SARS virus on the economic environment;

•                  the PRC government which may prevent us from conducting business in China;

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

•                  statements that contain the words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions; and

•                  other factors including those detailed under the heading “Business Risk Factors”.

You should also be aware that those “forward-looking” statements in regards to our Internet portal business are subject to a number of further risks, assumptions and uncertainties, such as:

•                  our ability to capitalize on the Internet portal business joint venture;

•                  our lack of prior experience with the Internet portal business and our ability to develop and execute an effective business plan;

•                  our ability to develop the fee-based services of the Internet portal business, including assembling an experienced management team;

•                  the high cost of Internet access that may limit the growth of the Internet in China and impede our growth;

•                  e-commerce customers that have only limited experience using the Internet for advertising or commerce purposes;

•                  the acceptance of the Internet as a commerce platform in China which depends in part on the resolution of problems relating to fulfillment and electronic payment;

•                  concerns about security of e-commerce transactions and confidentiality of information on the Internet that may increase our costs, reduce the use of our portal and impede our growth;

•                  our network operations that may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable;

•                  PRC Internet laws and regulations that are unclear and will likely change in the near future;

•                  restrictions on foreign investment in the PRC Internet sector that are imposed by the PRC government; and

•                  regulation and censorship of information distribution in China which may adversely affect our business.

You should also be aware that those “forward-looking” statements in regards to our distribution business are subject to a number of further risks, assumptions and uncertainties, such as:

•                  the low-margin nature of our distribution businesses;

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

•                  our small number of current suppliers and customers;

•                  our lack of supply contracts with our vendors or distribution contracts with our customers;

•                  the concentration of a significant portion of our wireless handset distribution business with a few large customers; and

•                  the highly competitive and constantly changing nature of the international wireless and automobile distribution industries.

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

INTAC International, Inc. is a United States holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  Throughout this Report, references to “INTAC,” “Company,” “we,” “us,” and “our” refer to INTAC International, Inc. and its operating subsidiaries.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the period reported, the Company’s principal operations involved the distribution of premium brand wireless handsets from manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China.

On January 15, 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”).  Intac Purun was formed in October 2003 with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  The newly founded Internet joint venture is owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

In October of 2001, we acquired all of the outstanding shares of INTAC International Holdings Limited, a Hong Kong corporation (“Holdings”), and its wholly owned subsidiary, New Tech Handels GmbH, a German corporation (“New Tech”). In 2002, Holdings incorporated two wholly owned subsidiaries; Global Creative International Limited, a Hong Kong corporation (“Global Creative”) and INTAC Telecommunications Limited, a Hong Kong corporation (“Telecommunications”).  Today, these subsidiaries operate our telecommunications wireless handset distribution segment (the “Wireless Handset Distribution Segment”). Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors worldwide. Through our wholly owned subsidiaries FUTAC Group Limited, a British Virgin Islands corporation (“FUTAC”) incorporated in 2002, and Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”, a China corporation (“Intac Tianjin”) incorporated in 2002, we operate our automobile distribution segment (the “Automobile Distribution Segment”).  Through these subsidiaries, we distribute luxury automobiles from Europe to mainland China.

Our initial objective in 2002 was to focus on our wireless handset distribution business and establish customer relationships and supply channels in China and the Asia-Pacific Rim.  Our objective in 2003 was to continue to expand our distribution business and improve gross profit margins.  Also in 2003, our strategy was to establish relationships with Chinese telecommunications enterprises and Chinese Government entities which might lead to opportunities in other fields of interest.

As a result of establishing these relationships and bringing them to fruition, Intac Purun was established under the project name Career Net to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC.  The Ministry of Education has already established a database of more than 3.3 million graduates which has been made exclusively available to Intac Purun.  Intac Purun will provide comprehensive employment information over its Internet portal to facilitate these graduates' employment search and future career development.

This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this unique and exclusive database.  This fee based premium service will be linked to an employment service website of The Ministry of Education, a non-profit website used to communicate information to these university graduates.

The Company has consolidated Intac Purun for the period since inception through December 31, 2003 based on INTAC being designated as the operating partner for the joint venture and exercising effective control that INTAC has through the Board of Directors.  INTAC appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder.  Accordingly, management has concluded that it is necessary to consolidate Intac Purun in order to properly reflect the substance of the Company’s control position.

Our objective in 2004 is to further enhance the business prospects and opportunities afforded by this unique database of graduate students.  The Company is exploring an array of premium products and services which will be made available through our Internet portal business.  The portal is being tailored to meet the ever-growing student demand for these types of products and services.

In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments as well as available capital.

The Company raised equity financing of $4.5 million in September 2003 in a private placement.  Proceeds of the $4.5 million private placement are being used to fund the Company’s participation in our Internet portal business, as well as for working capital.

The Company currently believes it has adequate capital for the next twelve months; however, long-term plans will require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.  Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances, many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.

Our stock currently trades in the United States on The NASDAQ SmallCap Market under the symbol “INTN” and in Europe on the Frankfurt Stock Exchange under the symbol “WKN 805768”.

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

Upon the consummation of the Reorganization Agreement, we became a distributor of wireless handsets in the global wireless telecommunications marketplace. Our customers include wholesalers, agents, retailers and other wireless equipment distributors worldwide. During the years ended December 31, 2003 and 2002, we distributed substantially all of our wireless handset products into Hong Kong, although we also distributed into other parts of the Asia-Pacific Rim and Europe. We generally do not sell our products to end-users. We distribute wireless handsets manufactured by major mobile communications equipment manufacturers including Siemens, Samsung, Nokia, Motorola and Ericsson. We currently maintain operations and sales offices in Frankfurt, Germany, and Hong Kong, Beijing, and Tianjin, China.

Our founder and Chief Executive Officer has over seven years of experience in supply channel and distribution channel development for the wireless handset industry. We believe that we have developed a distribution system that will allow us to capture an increasingly larger portion of the expanding worldwide wireless handset market without incurring significant added infrastructure cost.

Whereas our objective in 2002 and 2003 was to focus on our wireless handset distribution business, in 2004, we intend to focus on the enhanced business prospects and opportunities afforded by Intac Purun and its unique database of graduate students.  We formed Intac Purun in October 2003 with Putian and the Ministry of Education in the PRC.  Intac Purun was established under the project name Career Net to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC.  The Ministry of Education has already established a database of more than 3.3 million graduates which has been made exclusively available to Intac Purun.  Intac Purun will provide comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development.

Intac Purun has been exclusively selected by the Education Management Information Center (“EMIC”), a department under China’s Education Ministry, to establish and operate the “Career Service Centers” for Chinese students.  These Career Service Centers will provide Chinese students exclusively with a full-range of career development services, which will assist these students in finding jobs and managing their careers.

Although the Company will de-emphasize the wireless handset and automobile distribution business, a significant portion of short-term revenues will be generated by this business.  At the present time, the Company continues to assemble an experienced management team for Intac Purun in order to execute an effective business plan while at the same time, seeking to ensure that the joint venture has adequate capital to accomplish its goals.  Intac Purun is expected to generate revenues in the first half of 2004.

We are an early stage company, with a very limited operating history upon which investors and others can evaluate our Company, our current business and our prospects. See “Business Risk Factors - We are an early stage company and therefore our business and prospects are difficult to evaluate.”

THE CHINESE MARKET

China’s economy grew at a rapid pace last year.  Substantial investments in factories, real estate and other fixed assets caused gross domestic product – the total output of goods and services – to increase at an annual rate of 9.9% during the fourth quarter. The National Bureau of Statistics reported that the economy expanded at a faster-than-estimated 9.1% rate during 2003, compared with an 8% pace in 2002. That was China’s best economic performance since 1996, when the Asian financial crisis halted the economy’s upward trajectory.

The growth rate for all of 2003 was higher than the consensus forecasts of many economists and a preliminary estimate of 8.5% announced by the commissioner of China’s tax administration. The Wall Street Journal reported that the rates showed that the economy had shrugged off the epidemic of severe acute respiratory syndrome (SARS) and China would maintain rapid growth during the first quarter and through 2004.

The Wall Street Journal reported that the latest data underscore that China’s economy is growing faster than those of most of the rest of the world. Germany, for instance, reported recently that its economy shrank slightly in 2003, and the European Commission reported that its forecasting gauge suggests the economy of the countries sharing the euro grew only between 0.3% and 0.7% in the fourth quarter of 2003. The U.S. economy, doing better than many other developed economies, surged at an annual rate of 8.2% in the third quarter, with an estimated growth of between 4% and 5% in the fourth quarter.  It is anticipated that for the full year, the U.S. economy grew at less than half of China’s pace.

In Asia, China’s GDP growth rate for 2003 was by far the highest.  Goldman Sachs Group in Hong Kong reported that they expect the Chinese economy could grow 9.5% in 2004.  One spur to further growth is the increasing purchasing power of ordinary Chinese. Goldman Sachs Group further reported that last year’s gross domestic product reached $1.4 trillion, pushing the per capita GDP above $1,000 for the first time. Incomes also rose, even in recently stagnant rural areas. The result has been a huge demand among consumers for automobiles, computers, appliances and new housing.  New telephone subscribers, for example, totaled 112 million last year, more than the combined populations of the U.K. and France.

The China Economic Review reported that according to a study by Asian Demographics, China’s economy is expected to continue growing at around the current rate of 8 percent for years to come and the number of households considered “high income” is expected to increase exponentially accompanied by a steady shift in spending patterns.  Increasing population and smaller households in the cities means that by 2009 there will be more urban households, 207.7 million by 2012, primarily in the eastern coastal regions.  With the government eager to make consumer spending the primary engine of the Chinese economy, the number and distribution of these households have a direct impact on any company selling products or services with a higher price point.  The combined effects of increased number of households and expenditure per household means that even under the 6 per cent average GDP growth scenario total expenditure of urban households earning $4,800 and above will grow at 17.5 percent per annum to 2012 and those earning $9,600 and over will grow at 23.2 percent per annum to 2012.

BUSINESS STRATEGY

Our primary business strategy involves participating in selective business opportunities in the Asia-Pacific Rim, with particular emphasis on China. Our initial business activities have focused on distribution opportunities in the wireless handset and automobile industries. Our objective in 2002 was to build our distribution channels and establish customer relationships and supply channels. In 2003, our objective was to continue to expand our distribution business and improve gross profit margins.  Also in 2003, our strategy was to establish relationships with Chinese telecommunications enterprises and Chinese Government entities which might lead to other business opportunities.

As a result, on January 15, 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  Intac Purun was formed in October 2003 with Putian and the Ministry of Education in the PRC.  In 2004, we intend to focus on the enhanced business prospects and opportunities afforded by this unique database of graduate students.  The Company is exploring an array of premium products and services which will be made available through Intac Purun.  The portal is being tailored to meet the ever-growing student demand for these types of products and services.  Our aim is to become one of the leading Internet portals in China in terms of brand recognition.  At the present time, the Company continues to assemble an experienced management team for Intac Purun in order to execute an effective business plan while at the same time, seeking to ensure that the joint venture has adequate capital to accomplish its goals.  Intac Purun is expected to generate revenues in the first half of 2004.  Although the Company will de-emphasize the wireless handset distribution business, a significant portion of short-term revenues will be generated by this business.

We will continue to apply the same “efficient distribution strategy” that we use for our wireless handset business to the automobile business segment, and we expect to partner with existing Chinese car dealers and distributors to further develop this business segment. As with our wireless handset business segment, we believe that our efficient distribution-premised business model will allow us to operate with greater flexibility than our competitors in the Automobile Distribution Segment.

We expect to realize higher gross margins from our distribution business while under-pricing our competitors because we do not anticipate adding additional layers of distribution (i.e., middlemen). Currently, we believe our competitors, particularly our Hong Kong competitors, have two or more layers of distribution, each of which adds to the final cost of the product to the ultimate consumer.

In addition, to the extent that our business model can be readily applied outside of our primary target geographical region, we will also pursue opportunities in other regions. Our primary focus of pursuing business opportunities in China and nearby areas is intended to capitalize on the economic growth in China and the Asia-Pacific Rim, our ability to leverage our business relationships in China, and our ability to quickly react to changing market conditions to take advantage of windows of opportunity in various business segments.

Internet Portal Strategy

Intac Purun was established under the project name Career Net to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC.  Currently there are over 14 million college students in China and this number is expected to grow to 21 million in 2006.  If new graduates (defined as those who graduated from college less than three years before) are included, the number is expected to be 31 million in 2006.  Most of these people have either just started their professional career or are about to start, and most of them are inexperienced and unprepared for the professional life.  The Ministry of Education (“MOE”) has already established a database of more than 3.3 million graduates which has been made exclusively available to Intac Purun.  Intac Purun will provide comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development.

This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this unique and exclusive database.  This fee based premium service will be linked to an Employment Service Website of The Ministry of Education, a non-profit website used to communicate information to these university graduates.

On January 20, 2004, INTAC announced that Intac Purun had been exclusively selected by the Education Management Information Center (“EMIC”), a department under China’s Education Ministry, to establish and operate the “Career Service Centers” for Chinese students.  These Career Service Centers will provide Chinese students exclusively with a full-range of career development services, which will assist these students in finding jobs and managing their careers.  The goal of Intac Purun is to build the largest career service portal for Chinese students through its exclusive resources and innovative technologies. As the exclusive representative and sole operator of the Career Service Centers, which represents the MOE in handling all student career services, Intac Purun believes it is the de facto representative of MOE to provide all career services to students.

These Career Service Centers’ tasks are three-fold.  First, they will provide guidance to local education authorities in providing career services to local students.  Second, they will collect complete and authenticated student information through local education authorities and universities.  Third, they will introduce Intac Purun’s services and products to students.  In addition, Intac Purun will liaise with other government agencies and corporations as the career service provider of MOE.  We believe that this relationship gives Intac Purun competitive advantages over its competitors.

Initially, Intac Purun will launch a job information subscription service on its Internet portal www.joyba.com. This service will provide subscribers with daily job information and open positions on their mobile phones through text messaging. Intac Purun´s sophisticated database software will have the capability to match open positions with eligible candidates, who will receive an individual entry code to Intac Purun´s website where they will find the individually offered job. In the future, the Internet portal will also provide various paid services, including online career assessments and career development counseling, to Chinese students. In addition, the Internet portal will enable hiring companies to perform comprehensive background checks on their prospective employment candidates.  The company also intends to provide various paid career services such as job information, assessments, and trainings to these students.

An important factor in the assessment and training market is credibility.  One has to be credible for students to take the assessments and for companies to use the results. We believe that Intac Purun’s selection as the exclusive career service provider for MOE provides credibility for Intac Purun in this market.  Again in this market, Intac Purun is going to deploy the same aggressive marketing strategy, i.e. to push the assessments and trainings to students through local education authorities and universities.  With MOE’s backing, Intac Purun expects to achieve substantial market share.

To further develop the already existing exclusive student database of more than 3.3 million graduates, Intac Purun has also been authorized to establish local Career Service Centers to work closely with provincial education authorities. Under the direction of these local Career Service Centers and education authorities, universities and schools will be responsible for collecting and authenticating their complete student information for Intac Purun and for encouraging students to subscribe to these services. The services offered by Intac Purun are expected to attract Chinese students because these services are sanctioned by the MOE through the Career Service Centers.  This gives Intac Purun 3.3 million registered users to start with.  Furthermore, through compulsory student biographic data collection, Intac Purun expects to quickly grow its pool of registered users.  By the end of 2006, we expect to have over 15 million registered users.  These factors mean that the Company’s Internet portal will not only reach most Chinese college students, but also have great influence over their career development.

Under the guidance of local Career Service Centers, local education authorities and universities will encourage students to sign up for the service and some universities also plan to package the Job Information Subscription as part of their education program and to include the charges in the tuitions.  Under Intac Purun’s direction, universities will make biographic data collection compulsory for every existing student and part of new student enrollment process to ensure everybody’s data is collected and authenticated.  Once the data are collected, the database will be an invaluable resource to Intac Purun.

Using the exclusive and MOE authenticated information on college graduates and students, Intac Purun believes its comprehensive student background check service will be extremely valuable to corporations that cannot validate candidates’ background and credentials otherwise. Also, since Intac Purun is the exclusive representative of these Career Service Centers, we believe that many companies will to be eager to cooperate with Intac Purun either to search for talent or to market themselves to college students. Intac Purun also plans to support corporations in listing their jobs and helping them in locating employees with specific skill-sets.

In order to create the most comprehensive database of job opportunities for college graduates and students, Intac Purun has also obtained the complete database of government job openings through the EMIC.  This database is being kept up to date by this same departmental agency.

We believe that this opportunity represents a significant growth potential and improved gross margin potential in excess of that of the current distribution business.

Our Internet portal business involves substantial risk. Our business model is based on a belief that Intac Purun will be able to maintain a close relation with the EMIC and our ability to remain as the exclusive operator of these Career Service Centers.  We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives. If we are unable to implement our business model effectively, our business, results of operations and financial condition would be materially adversely affected.  See “Risk Factors – Risks Related to the Internet Portal Industry, Internet and Our Technology Infrastructure.”

Efficient Distribution Strategy

In our Wireless Handset Distribution Segment and Automobile Distribution Segment, we pursue an “efficient distribution” strategy that we believe provides us with a competitive advantage in these markets. We believe that each of these markets is characterized by multiple distribution levels that add costs to the ultimate consumer without providing corresponding value added services or product distinction. By reducing the number of distribution layers between the manufacturer and the retail distributors, we are able to compete based upon price with other distribution networks. Within the Wireless Handset Distribution Segment we also have an established customer base, which at this time has increasing volume demands which we believe we are prepared to meet.  We have strong and trusted relationships with our customers with a reputation for reliability, low cost, experience and trust.

In addition, we seek to take advantage of windows of opportunity to acquire other complementary products at discounted prices that may become available from time to time.

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

Our system of efficient distribution involves substantial risk. Our business model is based on a belief in the future of the wireless handset industry that is contrary to the generally held belief that such industry is shifting away from pure distribution services to a mix of distribution services and ancillary services, such as logistics services. We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives. If we are unable to implement our business model effectively, our business, results of operations and financial condition would be materially adversely affected.  See “Business Risk Factors — Risks related to the Distribution Industry.”

Growth Strategy

Internet Portal Business

According to state data, China has nearly 80 million internet users at the end of last year, more than 10 million of those on broadband connections, the second largest number of Internet users in the world. According to a survey conducted by the China Internet Network Information Center (“CNNIC”), if China’s growth rate continues, it could surpass the United States and become the country with the largest Internet user base by 2005. Because we intend to become a leading online media company in China, Intac Purun would be expected to benefit directly from this tremendous growth rate as China’s economy continues to expand.

Sina.com, China’s leading internet portal, saw revenue rise 203 percent year-on-year for the third quarter of 2003 to $31.9 million.  Rivals, Sohu.com and NetEase, also saw more than one hundred percent growth.  Healthy advertising sales and increased demand for mobile phone-related services were credited for the impressive growth.

The number of Chinese college graduates has increased rapidly over the past few years, with the number of students estimated to exceed 2.8 million in 2004, a 32 percent increase over 2003.  We believe that more and more college students and young professionals need job placement assistance and career development counseling.  At the same time, corporations and government entities lack efficient and effective channels to reach qualified candidates.  These changes are happening while mobile phones and the Internet are becoming more pervasive than ever in Chinese daily life.  To bridge the gap between college students and corporations and government entities, Intac Purun plans to launch an Internet portal dedicated to provide full-range career services to Chinese students and hiring companies.

Our objective is to launch a job information subscription service on Intac Purun’s Internet portal www.joyba.com. This service will provide subscribers with daily job information and open positions on their mobile phone through text messaging. Intac Purun’s sophisticated database software will have the capability to match open positions with eligible candidates, who will receive an individual entry code to Intac Purun´s website where they will find the individually offered job. In the future, the Internet portal will also provide various paid services, including online career assessments and career development counseling, to Chinese students. In addition, the Internet portal will enable hiring companies to perform comprehensive background checks on their prospective employment candidates. We intend to pursue this objective by implementing the following growth strategies:

•                  Establish local Career Service Centers to work closely with provincial education authorities. Under the direction of these local Career Service Centers and education authorities, universities and schools will be responsible for collecting and authenticating their complete student information for Intac Purun and for encouraging students to subscribe to these services.

•                  Establish a comprehensive student background check service using the exclusive and MOE authenticated information on college graduates and students.  We believe this will be an extremely valuable service to corporations that cannot validate candidates’ background and credentials otherwise. Also, since Intac Purun is the exclusive representative of these Career Service Centers, many companies are expected to be eager to cooperate with Intac Purun either to search for talent or to market themselves to college students.

•                  Assemble an experienced management team for Intac Purun in order to execute an effective business plan while at the same time seeking to ensure that the joint venture has adequate capital to accomplish its goals.

•                  Support corporations in listing their jobs and helping them in locating employees with specific skill-sets.

•                  Explore an array of premium products and services that can be made available through Intac Purun, tailoring this Internet portal to meet the ever growing student demand for these types of products and services.

•                  Ensure this database is maintained and continually updated in order to create the most comprehensive database of job opportunities for college graduates and students.

Distribution Business

As of December 2002, the number of mobile phone users in China exceeded 200 million, making China the country with the largest number of mobile phone users.

According to International Data Group, the estimated number of mobile telephone subscribers in China has surpassed 200 million and according to J. P. Morgan Chase this number will expand to almost 300 million by the end of 2005.

This estimate is also supported by the forecast of the Interactive Data Corporation (“IDC”) which has estimated that the total number of mobile phone users in China will reach 325 million by the end of 2005.  We expect to capitalize on our existing presence in China and the Asia-Pacific Rim to successfully expand our distribution channels. Although the Company will de-emphasize the wireless handset business, our objective is to continue to expand our position in the industry and to enhance our operating performance.  We will pursue this objective by implementing the following growth strategies:

•                  Continue to expand on our core competencies. We intend to improve on our system of efficient distribution for wireless handsets. We do not currently intend to migrate toward a mix of product sales and accessory sales, nor do we expect to begin providing distribution services or other ancillary logistics services. We believe that this approach will provide us with greater flexibility to meet the demands of our customers, while at the same time providing us with the opportunity to grow a worldwide distribution network without significant added infrastructure cost.

•                  Capitalize on our existing geographic footprint. We believe that the rapidly expanding growth in mobile telephone subscribers in China and the Asia-Pacific Rim has been caused by:

•                                          the lack of available landline service in China;

•                                          the sheer size of the population of China, being the most populous nation in the world; and

•                                          the recent dramatic economic growth in the region.

•                  Capitalize on management’s experience.  We believe our Company and management team has the expertise to take advantage of the growing economy and the business opportunities we perceive as existing in the rapidly expanding field of telecommunication services in China.  The Company and its management team intend to use its flexibility, entrepreneurial expertise, quick decision making ability and speed-to-market to further its goals and objectives.

•                  Expand our global sales capabilities. We target our customers predominantly through direct sales channels complemented by a range of external alliances and channels.  We believe that in addition to expanding our presence in the markets currently served, we must also expand into other world markets.

•                  Complement our existing business with selective strategic acquisitions. In order to grow into a leading worldwide provider of wireless handsets, we believe that expansion through acquisitions, as well as internal growth, will be necessary.  Accordingly, we expect to pursue the acquisition of companies that sell products and services that either complement or expand our existing business. We may also expand to other businesses or opportunities in areas or industries that we believe present attractive opportunities for our stockholders but which are outside of pure handset distribution. We believe that significant acquisition opportunities exist and that our willingness to retain existing management will make us an attractive acquiring party.

•                  Pursue strategic alliances with major players in the telecommunications industry in China and the Asia-Pacific Rim.  For example, on February 11, 2003, INTAC signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the Asia-Pacific Rim.  This agreement is valid through December 31, 2004.  While T-Mobile is currently testing their program within a small proportion of their stores, initial indications suggest less than satisfactory results.  T-Mobile is expected to increase their marketing campaign designed to inform and educate the public.  We will continue to monitor their performance.

We have announced the redirection of our business plan from the wireless handset distribution to the Internet portal business including Intac Purun, because of the opportunities afforded by the Internet portal business.  Therefore, the Company is no longer actively pursuing with China Putian Corporation (“Putian”), the largest telecommunication equipment manufacturing company owned by the Chinese government, for a strategic alliance to introduce advanced technologies and product designs into China through Putian’s production facilities and distribution networks.  Furthermore we are also no longer pursuing a definitive agreement with China United Telecommunications Corporation (“China Unicom”), a state-owned telecommunications service provider in China, for a strategic alliance to become an authorized reseller of wireless mobile services offered by the Chengdu Branch of China Unicom in the Sichuan Province in mainland China.

Geographic Focus

In December of 2001, China entered the World Trade Organization (“WTO”).  Membership in the WTO represents a major milestone of a decade-long shift from a centrally planned economy to a market economy.  With its entry into the WTO, China embarked on an ambitious series of steps to reform its trade and business environment. For example, China has undertaken major changes in import and export rights; however, until the reform has been completed and come into effect, trading rights will remain the subject of government approval. We have leveraged our contacts in China to allow us to take advantage of emerging opportunities in the wake of these reforms. We will continue to develop strategic contacts in the region as the plan for liberalizing Chinese Internet portal and distribution services continues to follow the new open-door growth pattern.

China’s WTO membership has fundamentally redefined China’s relations with other countries, especially with the United States, its most significant export market, as well as its neighbors throughout Asia. WTO membership has allowed China to defend its trade interests using the WTO dispute-settlement system. Chinese exporters have benefited from the certainty that their trading partners must comply with WTO rules. For example, WTO members can no longer discriminate against Chinese products in their home markets. China’s membership into the WTO has made it more attractive to foreign investors, and foreign investments have resulted in more high-paying jobs, more government tax receipts, more technology transfers and, ultimately, more consumer spending. China’s WTO commitments have facilitated increased competition in every sector of the economy. As a result of increased trading opportunities, Chinese consumers are expected to benefit from the increased competition encouraging a larger range of choices, lower prices, and higher quality in consumer products and sources. The combination of reduced trade barriers and the increase in the standard of living in China has and should continue to significantly increase the demand for consumer products and services in China, including wireless handsets and automobiles, as well as demand for Internet services.

We believe that these continuing reforms in China will enable us to participate in various investment opportunities in China. Our first entry into the Chinese distribution market was accomplished in October of 2001 through our acquisition of operating subsidiaries that distribute premium brand wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors into Hong Kong and mainland China (and throughout the world). In early 2002, we began importing and distributing automobiles into mainland China. The automobiles are imported primarily from Europe and Asia, and are resold to dealers and other distributors in “free trade” zones within China.  In 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  Intac Purun was established under the project name Career Net to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC.

THE CHINESE INTERNET PORTAL INDUSTRY

Overview

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations in China. The PRC Internet industry is regulated by various governmental authorities, such as The Ministry of Information Industry (“MII”), the State Administration of Industry and Commerce, or SAIC, the State Press and Publications Administration, or SPPA, and the Ministry of Public Security.

Telecommunications

On October 1, 2000, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. The Telecom Regulations reiterate the long-standing principle that telecommunications service providers need to procure operating licenses as a mandatory precondition for the commencement of operations. A distinction is drawn between “basic telecommunications services” and “value-added telecommunications services.” “Value-added telecommunications services” are defined as telecommunications and information services provided through public networks. A “Catalogue of Telecommunications Business,” which is attached to the Telecom Regulations and was updated on June 2001, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services. The Catalogue lists the following services as being of a value-added nature: (a) e-mail, (b) voice mail, (c) online information storage and retrieval, (d) electronic data interchange, (e) online data processing and exchange, (f) value-added fax, (g) Internet access services, (h) Internet information services, (i) Internet data center services and Internet virtual private network services, (j) video-conferencing, (k) call center and voice mail services, and (l) certain mobile and satellite telecommunications services.

On December 20, 2001, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, must be established as Sino-foreign equity joint ventures. FITEs can undertake operations in basic telecom services and value-added telecom services. Under the FITE Regulations and in accordance with WTO-related documentation, the foreign party to a value-added FITE may currently hold up to 49% equity, and value-added FITEs may conduct business only within Beijing, Shanghai and Guangzhou and 14 other PRC cities. The equity limit of foreign investors was increased to 50% and the geographical restriction lifted on December 11, 2003.

The Administrative Measures for Telecommunications Business Operating Licenses, or Telecom License Measures, were promulgated by MII on January 4, 2002, to supplement the FITE Regulations. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely: licenses for basic services and licenses for value-added services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecom service operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. The Telecommunications License Measures also confirm that the MII is the competent approval authority for foreign-invested telecom enterprises.

Intac Purun is structured as an Internet content provider, or ICP, and has obtained approval from the MII to develop Internet information services. Intac’s interest was set at 45% as a result of these regulations.  Subject to the promulgation of additional regulations on foreign investment in the PRC telecom sector, INTAC might undertake other restructuring measures in order to increase the solidity and flexibility of our structure and optimize our position under current Chinese law.

Internet Information Services

On September 25, 2000, the State Council approved the Measures for the Administration of Internet Information Services, or the ICP Measures. Under the ICP Measures, any entity that provides information to online users of the Internet is obligated to obtain an operating license from the MII or its local branch at the provincial or municipal level in accordance with the Telecom Regulations described above.

The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPs are obligated to police their Web sites in order to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions that have been promulgated by other ministries over the past few years.

Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

On December 28, 2003 the Beijing Telecommunications Administration (the municipal branch of the MII) issued to Intac Purun a Telecommunications and Information Services Operating License.  We believe we have all necessary licenses to operate the Internet portal.

Information Security and Censorship

The principal pieces of PRC legislation concerning information security and censorship are:

•                  The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•                  The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•                  Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•                  Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•                  Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•                  Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•                  Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•                  The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000); and

•                  Measures for the Administration of Commercial Web Site Filings for the Record (2002) and their Implementing Rules (2002).

These pieces of legislation specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

•                  “A breach of public security” includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens; or illegal or criminal activities.

•                  “Socially destabilizing content” includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; advocates cult activities; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, or horrific acts or instigates criminal acts.

•                  “State secrets” are defined as “matters that affect the security and interest of the state.” The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and “other State secrets that the State Secrecy Bureau has determined should be safeguarded.”

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their Web sites. In this regard, the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated in July 2002 by the Beijing Administration for Industry and Commerce (“AIC”), state that Web sites must comply with the following requirements:

•                  they must file with the Beijing AIC and obtain electronic registration marks;

•                  they must place the registration marks on their Web sites’ homepages; and

•                  they must register their Web site names with the Beijing AIC.

We are in the process of registering a domain name for Intac Purun with Network Solutions.  We plan to have full legal rights over these domain names.

In addition, the State Security Bureau has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to meet the relevant legal legislation regarding the protection of State secrets in the distribution of information online. Specifically, Internet companies in China with message boards, chat rooms or similar services, must apply for the approval of the State Secrets Bureau prior to operating such services.

The Internet and Mobile Telecommunications in China

According to China Internet Network Information Center, the number of Internet users in China increased from approximately 9 million as of December 31, 1999 to approximately 80 million as of December 31, 2003, making China the second largest Internet market in the world, behind only the US. China has also experienced rapid growth in mobile telecommunications use in recent years. According to China’s Ministry of Information Industry, China is now the largest mobile telecommunications market in the world with approximately 269 million mobile phone users as of December 31, 2003. In addition, China has experienced a significant increase in the use of wireless value-added services, the most popular form of which is short messaging services, or SMS. The most common application for SMS is point-to-point SMS, which allows users to send short messages between mobile phones. In 2000, China Mobile Communications Corporation (“China Mobile”), launched its Monternet wireless value-added services platform, and in 2001, China United Telecommunications Corporation, (“China Unicom”), launched its UNI-Info wireless value-added services platform. These platforms enabled the development of an additional type of SMS, which allows users to access products and services provided by third parties, such as Intac Purun. China Mobile and China Unicom also began to allow these third party providers to use their billing and collection systems to charge fees for products and services that are delivered through the Monternet and UNI-Info platforms. This created an opportunity for Internet companies to deliver their Internet portal products and services to users in China through their mobile phones and to utilize these billing and collection systems to collect fees for these products and services.

According to Norson Telecom Consulting, the total number of short messages transmitted in China in 2003 was approximately 180 billion, compared to approximately 90 billion in 2002, and point-to-point SMS accounted for approximately 78.6% of the total number of SMS messages sent through China Mobile’s telecommunications network, while the remaining approximately 21.4% was accounted for by other SMS-based wireless data services. In addition, we believe that with the continuous upgrading of mobile telecommunications networks in China, the wireless value-added services market will further expand by allowing users to transmit larger amounts of data at higher speeds and to access additional products and services through their mobile phones.

Due to the rapid growth in Internet use, companies in China are spending an increasing amount on advertising through Internet websites to promote their products and services. According to International Data Corporation, China’s online advertising market is expected to increase to approximately US$344 million in 2007 from approximately US$63 million in 2002. The expected increase in Internet use in China may also lead to an expansion in the market for other Internet services, such as online games and directory listings, which we believe will create additional opportunities for growth in the Internet services market.

Education in China

Education in China has been rapidly developed in order to keep pace with the ongoing economic development. The government in its 10th Five Year Plan stresses the importance of education; its planned sector spending level is about US$50 billion annually. China’s population is aware of the need for life-long learning in a complex world and demand for higher learning is rising quickly. With an estimated value of US$2.1 billion in 2002, China’s higher education market is large and growing. With urban income increasing rapidly, we anticipate an increase in higher education consumption in the next ten years and beyond.

Growth Potential

Currently there are over 14 million college students in China and this number is expected to grow to 21 million in 3 years.  If new graduates (defined as those who graduated from college less than 3 years before) are included, the number is expected to be 31 million in 2006. We believe more and more college students and young professionals have realized that they need job placement assistance and career development counseling. At the same time, corporations lack efficient and effective channels to reach qualified candidates. All these current changes are happening while mobile phones and Internet are becoming more pervasive than ever in Chinese daily life.

Competitive Advantage

The strategic competitive advantage of Intac Purun is its close relationship with the Chinese Ministry of Education (MOE) and exclusive partnership with Education Management Information Center (EMIC). As the exclusive representative and sole operator of the Career Service Centers, which represents MOE to handle all student career services, Intac Purun believes it is the de facto representative of MOE to provide all career services to students.  We believe that this relationship gives Intac Purun enormous competitive advantages over its competitors, including:

•                  Exclusive access to MOE’s student databases;

•                  Exclusive authority to set up local Career Service Centers;

•                  Authority to collect complete student information through local education authorities and universities;

•                  Guidance to local education authorities in providing career services to students;

•                  Representing MOE to provide career services to students;

•                  Great influence over the types of career services students will use; and

•                  Representing MOE to work with companies and other government agencies.

We believe that these advantages will enable Intac Purun to build the largest career service portal for Chinese students.

THE WIRELESS TELECOMMUNICATIONS INDUSTRY

The Chinese Market

General.  China now has more mobile phones than it has landlines, new figures show. According to the data from the Ministry of Information Industry, wireless subscriber numbers were up by more than 30% in 2003 to 269 million. Over the same period, the number of fixed-line phones rose to 263 million in a population of 1.3 billion people. The rapid growth mirrors the explosive growth of wireless telephone use in Europe in the 1990’s, although their landlines were already much more common. Growth in China has slowed sharply from the 60% annual subscriber expansion seen in 2002, but analysts believe the size of the urban market still offers room for solid growth in years to come. Prices for both handsets and services offered by the two state companies controlling the market, China Mobile and China Unicom, have been falling steadily, as Chinese handset vendors challenge foreign giants such as Nokia and Motorola.

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

The MII is expected to digitize public and private networks; build a nationwide broadband network using fiber optic cable, microwave and satellite systems; expand the nationwide Global System for Mobile Communication (“GSM”) mobile network and deploy Code Division Multiple Access (“CDMA”) systems; improve management and billing systems; and promote Internet usage, especially electronic commerce.

Already one of the largest in the world, China’s telecommunications sector is expected to continue expanding in the coming decades.  China’s level of economic development is still far behind the developed world. Though we anticipate China’s telecommunications sector to be large in the aggregate, it is still small on a per capita base, which implies growth potential for China’s telecommunications sector. We anticipate growth driven demand for telecommunications services will increase. The Economic Analytical Unit of the Australian Department of Foreign Affairs and Trade predicted that the number of telephone lines in China will reach 370 million in 2010 and 1 billion in 2020 and that the number of mobile phone subscribers will reach 250 million by 2004 and 300 million by the end of 2005. At present, development in China’s telecommunications sector is uneven with both regional and urban-rural imbalances. Reforms and China’s WTO membership will lead to further deregulation and hence increasing competition in the telecommunications sector.

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

Growth in the Industry

Growth in the number of wireless handset users in China and the Asia-Pacific Rim has been fueled by several factors, including:

•                  expansion of network operators into previously unserved areas, particularly in portions of China and the Asia-Pacific Rim;

•                  the lack of landline expansion plans;

•                  increased deregulation of China and the Asia-Pacific Rim;

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

China Mobile launched a cell phone-based data communications service using the General Packet Radio Service (“GPRS”) format on May 17, 2002. The new service enables users to download news, games, maps, weather forecasts and other information on cell phones. Third-generation (“3G”) mobile telecommunications promise a new line of broadband services such as real-time video transmission and fast Internet service.  The homegrown Time Division - Synchronous Code Division Multiple Access (“TD-SCDMA”), together with the US-based CDMA 2000 and Europe-based WCDMA (wideband CDMA), are the three major international standards for 3G mobile telecommunications.  The introduction of 3G technology has further fueled the quantity of wireless handsets being sold.  We also expect this to lead to an increase in the number and quality of refurbished cell phones.

Several Chinese manufacturers, such as Nongbo Bird and TCL, now replace some phone models after just six months. In comparison Motorola, Nokia and other industry veterans kept models on sale for two years.  A major driver in the rapidly shifting market: the big providers of cellphone service. Top players such as Sprint PCS Group and Verizon Wireless in the U.S., Vodafone Group PLC in the U.K., and Hutchison Whampoa in Hong Kong demand the best or hottest product available anywhere in the world. They stand to gain because more sophisticated phones can be used to access the new services that operators are heavily marketing to new consumers these days.

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

Lack of Brand Loyalty. Competition among handset manufacturers is intense, resulting in constant changes in market share between manufacturers. Although the industry in China remains largely dominated by three vendors (specifically, Nokia, Motorola and Siemens), numerous smaller manufacturers have entered the market, further increasing the competition among manufacturers. We believe that consumer handset selection is based less on brand name loyalty and more on features and functionality, size and appearance, pricing and incentives and perceived technological advancement, especially in the Asia-Pacific Rim. We also believe this trend will continue. Accordingly, we believe that those distributors having long-term distribution agreements with vendors and manufacturers or agreements containing “minimum commitments” will find it more difficult to react to consumer preference changes.

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

AUTOMOBILE DISTRIBUTION INDUSTRY

The number of passenger cars on Chinese roads is expected to grow by 10% a year in 2005 to 2010, according to the China Automotive Technology & Research Center, which sets the country’s automobile standards. The number of cars rose 50% in 2002 and almost 70% in the first 10 months of 2003.

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

Our vehicles are placed on display and distributed through China’s free trade zones, initially Tianjin. This particular free trade zone was initially selected to test the business model because of its geographic location and advantages. In 2002, we established a separate Chinese subsidiary for this region, Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”. This subsidiary operates in the Tianjin free trade zone, services the northern regions of China and distributes mainly European-made vehicles, such as Volvo and BMW. In addition, each subsidiary will be able to cross-sell the other’s products depending on the requests of the dealers with whom the Company anticipates partnering.

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

BUSINESS RISK FACTORS

Readers of this Report should consider carefully the following business risk factors in evaluating our Company and its prospects. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results, and could result in the complete loss of your investment in our shares.

Risks Related To Our Business

We need additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan.

Our capital requirements are difficult to plan in our rapidly changing industry and geographic region of operation. We currently expect that we will need capital to fund additions to our Internet portal and computer infrastructure, including any acquisitions of complementary assets, technologies or businesses we may pursue, as well as the expansion of our sales and marketing activities.  We believe that we currently have adequate capital for the next twelve months; however, long-term plans would require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.  Unless we are able to continue to improve our operating performance, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to us if we do not have the financial resources to fully exploit such opportunities.  that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and subsequently.

In addition, our wireless handset inventory purchases generally require the payment in full of the purchase price of the inventory prior to its delivery. Therefore, our ability to grow our wireless handset business and acquire additional inventory is dependent upon increasing our working capital resources.

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

Also in some cases, we will give minimal credit terms to customers for the balance outstanding, only if they have an established and good payment history with us.  Generally our customers will pay within a few days of receipt and inspection of the product.  Our business model generally requires a deposit by the customer. To the extent we are unable to increase our working capital assets, we will not be able to significantly increase our inventory purchases or fund the increased customer balances outstanding and accordingly, the growth of our sales could be restricted.

Further, we may expand to other geographic markets, and the start-up costs for distribution and other marketing channels in new geographic markets will require additional capital.  In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to the Company if we do not have the financial resources to fully exploit such opportunities.  Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement.

Our ability to obtain additional financing in the future is subject to a variety of uncertainties, including:

•                  investors’ perceptions of and appetite for Internet-related securities, especially in the Chinese market;

•                  conditions in the U.S. and other capital markets in which we may seek to raise financing; our future results of operations, financial condition and cash flows;

•                  our future results of operations, financial condition and cash flows;

•                  the amount of capital that other PRC entities may seek to raise in foreign capital markets;

•                  PRC governmental regulation of foreign investment in Internet companies;

•                  economic, political and other conditions in the PRC;

•                  PRC governmental policies relating to foreign currency borrowings; and

•                  any new laws and regulations that may require various PRC government approvals for securities offerings by companies engaged in the Internet sector in the PRC.

Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects.

We are an early stage company and therefore our business and prospects are difficult to evaluate.

Our distribution operating companies commenced operations from 2000 through 2002.  New Tech commenced initial operations in 2000, Holdings and FUTAC commenced initial operations in 2001, and Global Creative, Telecommunications, and Auto Mobile Trading commenced initial operations in 2002.  Furthermore, our Internet portal business, Intac Purun, commenced operations in 2003 and is expected to generate revenues in the first half of 2004.  Consequently, we are an early stage company, with a very limited operating history upon which investors and others can evaluate our Company, our current business and our prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

•                  continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

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

Because of our lack of operating history and the early stage of our development, we have limited insight into trends and conditions that may exist or might emerge and affect our business, especially the Internet portal and wireless handset refurbished market where we have very minimal history. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

Our experience or ability to capitalize on any agreement or letter of intent, and our ability to realize the potential benefits is not proven.

We have no proven history of capitalizing on any strategic agreement such as the exclusive agreement with T-Mobile.  There are also no guarantees of the quantities that will become available or the capital required to fulfill our contractual obligation to purchase the refurbished handsets from T-Mobile being made available.  As a result, we may not be able to meet our obligation under the terms of the agreement which may result in the termination of this agreement.  We have no definitive agreement resulting from our non-binding letter of intent with Putian or China Unicom, nor do we have any history with these companies or any assurance we could successfully maintain such a relationship if we were to enter into such an agreement.  We have recently determined not to actively pursue these agreements with Putian and China Unicom due to our shift in our business model.

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

As of the date of this report, Mr. Zhou had voting power with respect to 11,950,000 shares, or 59.2%, of our common stock. As a result, Mr. Zhou controls all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations, sales of substantially all of our assets or a transaction that could result in our Company ceasing to be publicly held. Mr. Zhou is also our Chief Executive Officer and a director of our Company.

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

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our future success is heavily dependent upon the continued service of our key executives and employees.  If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key-man life insurance for any of our key executives.

We also rely on a number of key technology staff for the operation of Intac Purun. Given the competitive nature of the industry, the risk of key technology staff leaving Intac Purun is high and could have a disruptive impact on our operations.

Rapid growth and a rapidly changing operating environment strain our limited resources.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. As public use of the Internet increases, as the demands of the public and the needs of our customers change and as the volume of online services increases, we will need to increase our investment in our network infrastructure, facilities and other areas of operations. If we are unable to manage our growth and expansion effectively, the quality of our services could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

•                  adapt our services and maintain and improve the quality of our services;

•                  protect our Web site from hackers and unauthorized access;

•                  continue training, motivating and retaining our existing employees and attract and integrate new employees; and

•                  develop and improve our operational, financial, accounting and other internal systems and controls.

Risks Related To The Chinese Internet Portal Industry, The Internet and Our Technology Infrastructure

We rely on our relationship with the Ministry of Education in China to ensure the success of the Internet portal business and ensure that we remain the exclusive operator of the Career Service Centers.

Intac Purun currently has an exclusive arrangement with the EMIC to utilize their database of Chinese students.  We are also the sole operator of the Career Service Centers.  These Career Service Centers will provide Chinese students exclusively with a full-range of career development services, which will assist these students in finding jobs and managing their careers.  Our business plan relies on this exclusive arrangement to achieve our goal of building the largest career service portal for Chinese students through this exclusive resources and innovative technologies. This exclusive arrangement also represents a significant barrier to entry for other potential competitors.

We expect to rely upon e-subscription revenues for a significant portion of our increases in revenues.

We expect to derive a significant portion of our revenues from e-subscription services on our Intac Purun’s Internet portal www.joyba.com, and will rely on e-subscription revenues as the primary source for future revenue increases.  We have in the past relied entirely on revenues from our distribution businesses, and we anticipate that the revenue from our distribution business will continue to constitute the majority of our revenue for the foreseeable future.  There can be no assurance that our Internet portal revenues will develop.

E-subscription revenue is derived principally from providing job information subscription services. This service will provide subscribers with daily job information and open positions on their mobile phone through text messaging. Intac Purun’s sophisticated database software will have the capability to match open positions with eligible candidates, who will receive an individual entry code to Intac Purun´s website where they will find the individually offered job. In the future, the Internet portal will also provide various paid services, including online career assessments and career development counseling, to Chinese students. In addition, the Internet portal will enable hiring companies to perform comprehensive background checks on their prospective employment candidates.

Pursuant to contractual arrangements we will seek between Intac Purun and a number of mobile network operators in China which are subsidiaries of China Mobile Communication Corporation (“CMCC”), and China Unicom Co., Ltd, Intac Purun will likely rely on the operators for both billing of, and collection from, mobile phone users of e-subscription fees. These services fees are to be based on contracted rates.

With respect to our e-subscription services, we intend to use CMCC and Unicom. We rely on CMCC and Unicom in the following ways:

•                  we provide short messaging services through CMCC’s and Unicom’s network and gateway;

•                  we utilize and rely on CMCC and Unicom’s billing systems to charge our subscribers through the subscriber’s mobile phone bill;

•                  we rely on their collection proxy services to collect payments from subscribers; and

•                  we rely on their infrastructure to further develop our subscription services.

We face significant risks in the area of e-subscription services, such as the following, which could adversely affect our e-subscription services and revenues:

•                  E-subscription services are provided through our Web site and recorded in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from CMCC and Unicom as to the actual amount of services they have billed to their mobile customers. We do not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator’s billing system. We refer to these failures as an operator’s “billing failure rate,” which can vary from operator to operator. An operator’s billing failure rate can vary from month to month and may change at any time without notice. If an operator encounters technical problems, increases in the billing failure rate for that operator could occur. Billing failure rates may result in a significant reduction in our e-subscription revenues.

•                  While service fees for using an operator’s infrastructure are set based on negotiations with the operator, our negotiating power is limited and if an operator increases its service fees, our gross margins and profitability could be reduced.

•                  We rely on the operators to pay us the e-subscriptions fees which they have billed to their mobile customers. If an operator refuses to pay us or limits the amount of e-subscriptions fees which can be billed in a month, our revenues could be adversely affected.

•                  An operator could launch competing services at any time.

•                  The refusal of an operator to allow us to supply certain products or its refusal to allow us to charge our desired prices for our products could disrupt our e-subscription services.

•                  If CMCC or Unicom is unwilling to cooperate with us, we would not be able to find substitute partners.

•                  Growth and sustainability of our e-subscription revenues is dependent upon user acceptance of our existing and new products. Because these products are new and untested, we do not have a clear understanding of consumer behavior, making it difficult to predict future growth.

•                  We face intense competition from a number of companies who may launch competing or better products than us at any time. In addition, there are limited barriers to entry in this area.

 We also face the risk that changes in government policy could restrict or curtail the services which we provide.

We will not be able to attract visitors to our Internet portal products and services if we do not maintain and develop the Intac Purun brand.

Developing our brand is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet users in China grows. In order to attract and retain Internet users, we may need to increase substantially our expenditures for creating and maintaining brand loyalty. If our revenues do not increase proportionately, our results of operations and liquidity will suffer.

Our success in promoting and enhancing our brand, as well as our ability to remain competitive, will also depend on our success in offering high quality content, features and functionality. If we fail to promote our brand successfully or if students or companies that visit our portal do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting e-commerce customers and users.

If we fail to establish and maintain relationships with the EMIC, content and technology providers and mobile network operators, we may not be able to attract and retain users.

We rely on a number of third party relationships to attract traffic and provide content in order to make our portal more attractive to users and advertisers.  The loss of these third party relationships could negatively impact our business.

Intac Purun currently has an exclusive arrangement with the EMIC to their database of Chinese students and we are also the sole operator of the Career Service Centers.  Without this relationship with the EMIC, we would lose access to the exclusive database and our competition may seek to establish the same relationship we have.

Content providers may increase the fees they charge us for their content. Our operating expenses could therefore be adversely affected by our ability to obtain content at an economically acceptable cost. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. In addition, much of the third party content provided to our portal is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

Substantially all of our subscription revenue is generated from providing a job information subscription service through text messaging where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our short messaging services would be severely disrupted.

Our business also depends significantly on relationships with leading technology and infrastructure providers and the licenses that the technology providers have granted to us. Our competitors may seek to establish the same relationships as we have, which may adversely affect us. We may not be able to maintain these relationships or replace them on commercially attractive terms and may adversely affect on our business and financial condition.

We expect to rely on subscription, short messaging and e-commerce for a significant portion of our future revenues, but the Internet has not been proven as a widely accepted medium for advertising, subscription, short messaging or e-commerce.

We expect to derive a significant portion of our revenue for the foreseeable future from online subscription, short messaging and e-commerce. If the Internet is not accepted as a medium for subscription, short messaging or e-commerce, our ability to generate revenues will be adversely affected.

Many of our current and potential e-commerce customers have only limited experience using the Internet for commerce purposes, and may not be willing to fully embrace the products and services we offer, which would adversely affect our future revenues and business expansion.

The online e-commerce markets are new and rapidly evolving, particularly in China. As a result, many of our current and potential e-commerce customers have limited experience using the Internet for commerce purposes and historically have not devoted a significant portion of their sales budgets to Internet-based e-commerce. Moreover, customers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to list their job placements on our portal if they do not perceive our online e-commerce platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability.

We face intense competition which could reduce our market share and adversely affect our financial performance.

The PRC Internet market is characterized by an increasing number of entrants because, among other reasons, the barriers to entry are relatively low. The market for Internet services and products is intensely competitive. In addition, the Internet industry is relatively new and constantly evolving and, as a result, our competitors may better position themselves to compete in this market as it matures.

There are many companies that provide or may provide Web sites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc and Nasdaq listed companies Sohu.com, Sina.com and Netease. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

•                  substantially greater financial and technical resources;

•                  more extensive and well developed marketing and sales networks;

•                  better access to original content;

•                  greater global brand recognition among consumers; and

•                  larger customer bases.

With these advantages, our competitors may be better able to:

•                  develop, market and sell their products and services;

•                  adapt more quickly to new and changing technologies; and

•                  more easily obtain new customers.

We may not be able to compete successfully against our current or future competitors.

The telecommunications infrastructure in China, which is not as well developed as in the United States, may limit our growth.

The telecommunications infrastructure in China is not well developed. Our growth will depend on the PRC government and state-owned enterprises establishing and maintaining a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued growth may not be developed on a timely basis or at all by the PRC government and state-owned enterprises.

We depend on the mobile networks of all major telecommunication companies in China for telecommunications services, and any interruption in these services may result in severe disruptions to our business.

Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Netcom and China Telecom, under the administrative control and regulatory supervision of the MII. In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

Our financial condition or results of operations may be materially affected by the changes in policies or guidelines of the mobile telecommunications operators.

The mobile telecommunications operators in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all wireless value-added service providers using their platforms. Due to our reliance on the mobile telecommunications operators, a significant change in their policies or guidelines may have a material effect on us. For example, a mobile telecommunications operator may revise its billing policies to request wireless value-added service providers to confirm the subscription status of those users who have not been active for three months. Such change in policies or guidelines may result in lower revenues or additional operating costs for us, and we cannot assure you that our financial condition and results of operation will not be materially adversely affected by any policy or guideline change by the mobile telecommunications operators in the future.

We may be subject to adverse actions for any breach or perceived breach by us of the policies or guidelines imposed by the mobile telecommunications operator with respect to content provided on or linked through our websites.

The mobile telecommunications operators in China may impose policies or guidelines to govern or restrict the content provided by all wireless value-added service providers, including content developed by us or content supplied by others to us. The mobile telecommunications operators from time to time have requested wireless value-added services providers to remove objectionable content or links to or from websites with certain categories of content, including content they may deem to be sexually explicit. We aggregate and develop content that we consider attractive to our targeted user base, and we cannot assure you that the mobile telecommunications operators will not from time to time find certain portions of our content to be objectionable. In the case of a breach or perceived breach of such policies or guidelines, the mobile telecommunications operators may require us to reduce or curtail the content on our Internet portal, which may reduce our portal traffic, and the mobile telecommunications operators may have the right to impose monetary fines upon us, or terminate our cooperation with them. In addition, we would be liable to the mobile telecommunications operators for their economic losses pursuant to our agreements with these operators if we were found to be in breach of the policies or guidelines promulgated by them. As a result of the occurrence of any of the above, our financial condition and results of operations may be materially adversely affected.

The relatively high cost of Internet access in China may limit the growth of the Internet industry in China and impede our growth.

While the cost of Internet access in China has decreased dramatically in recent years due to the decrease in the cost of personal computers and laptops and the introduction and expansion of broadband access in China, it remains relatively high in comparison to the average income in China, which may make it less attractive for users to access, and transact business, over the Internet. Any fee or tariff increase could further decrease our user traffic and our ability to derive revenues from transactions over the Internet, which could have a material adverse effect on our business, financial condition and results of operations.

The acceptance of the Internet as a commerce platform in China depends on the resolution of problems relating to fulfillment and electronic payment.

Our future growth of revenues depends in part on the anticipated expansion of e-commerce activities in China. As China currently does not have a reliable nationwide product distribution network, the fulfillment of goods purchased over the Internet will continue to be a factor constraining the growth of e-commerce. An additional barrier to the development of e-commerce in China is the lack of reliable payment systems. In particular, the use of credit cards or other viable means of electronic payment in sales transactions is not as well developed in China as in some other countries, such as the United States. Various government entities and businesses are working to resolve these fulfillment and payment problems, but these problems are expected to continue to hinder the acceptance and growth of the Internet as a commerce platform in China, which could in turn hinder our growth.

To the extent we are unable to scale our systems to meet the increasing PRC Internet population, we will be unable to expand our user base and increase our attractiveness to graduates and companies.

As Web page volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our user base and increase our attractiveness to graduates and companies.

Unexpected network interruptions caused by system failures may result in reduced visitor traffic, reduced revenue and harm to our reputation.

Our portal operations are dependent upon Web browsers, Internet service providers, content providers and other Web site operators in China, which have experienced significant system failures and system outages in the past. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers.

Our operations are vulnerable to natural disasters and other events, as we only have limited backup systems and do not maintain any backup servers outside of China.

We have limited backup systems and could experience system failures and electrical outages from time to time in the future, which could disrupt our operations. All of our servers and routers are currently hosted in a single location.  We do not maintain any back up servers outside of Beijing. We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

Concerns about security of e-commerce transactions and confidentiality of information on the Internet may increase our costs, reduce the use of our portal and impede our growth.

A significant barrier to e-commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. If unauthorized persons are able to penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, materially disrupt our business.

We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may in the future be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Regulation and censorship of information distribution over the Internet in China may adversely affect our business, and we may be liable for information displayed on, retrieved from, or linked to our Internet portal.

In recent years, the PRC government has adopted certain regulations governing Internet access and the distribution of news and other information over the Internet. Under those regulations, ICPs and Internet publishers are prohibited from posting or displaying over the Internet content that opposes the fundamental principles in PRC’s Constitution; compromises state security, divulges state secrets, subverts state power or damages national unity; harms the dignity or interests of the state; incites ethnic hatred or racial discrimination or damages inter-ethnic unity; sabotages PRC’s religious policy or propagates heretical teachings or feudal superstitions; disseminates rumors, disturbs social order or disrupts social stability; propagates obscenity, pornography, gambling, violence, murder or fear or incites the commission of crimes; insults or slanders a third party or infringes upon the lawful rights and interests of a third party; or includes other content prohibited by laws or administrative regulations. Failure to comply with those requirements may result in the revocation of ICP licenses and the closing down of the concerned websites. In the past, failure to comply with those requirements have resulted in the closing down of certain concerned websites. The website operator may also be held liable for such censored information displayed on, retrieved from or linked to such website.

In addition, the MII has published regulations that subject website operators to potential liability for content included on their websites and the actions of users and others using their systems, including liability for violations of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. PRC’s Ministry of Public Security has the authority to order any local Internet service provider, or ISP, to block any Internet website maintained outside China at its sole discretion. Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. PRC’s State Secrecy Bureau, which is directly responsible for the protection of State secrets of the PRC government, is authorized to block any website it deems to be leaking State secrets or failing to meet the relevant regulations relating to the protection of State secrets in the distribution of online information.

As these regulations are relatively new and subject to interpretation by the relevant authorities, it may not be possible for us to determine in all cases the type of content that could result in liability for us as a website operator. In addition, we may not be able to control or restrict the content of other ICPs that are linked to or accessible through our websites, or content generated or placed on our websites by our users, despite our attempt to monitor such content. To the extent that regulatory authorities find any portion of our content to be objectionable, they may require us to limit or eliminate the distribution of such information or otherwise curtail the nature of such content on our websites, which may reduce our user traffic and have a material adverse effect on our financial condition and results of operations. In addition, we may be subject to significant penalties for violations of those regulations arising from information displayed on, retrieved from or linked to, our websites, including a suspension or shutdown of our operations.

The laws and regulations governing the Internet industry in China are developing and subject to future changes, and substantial uncertainties exist as to the interpretation and implementation of those laws and regulations.

In recent years the PRC government has begun to enact laws and regulations applicable to Internet-related services and activities, many of which are relatively new and untested and subject to future changes. In addition, various regulatory authorities of the central PRC government, such as the State Council, the MII, the State Administration of Industry and Commerce, or SAIC, the State News and Publication Administration, or SNPA, and the Ministry of Public Security, are empowered to issue and implement regulations to regulate certain aspects of Internet-related services and activities. Furthermore, some local governments have also promulgated local rules applicable to Internet companies operating within their respective jurisdictions. As the Internet industry itself is at an early stage of development in China, there will likely be new laws and regulations adopted in the future to address issues that arise from time to time. As a result of the foregoing, substantial uncertainties exist regarding the interpretation and implementation of current and future PRC Internet laws and regulations. While we believe we are in compliance with all applicable PRC laws and regulations currently in effect, we cannot assure you that we will not be found in violation of any current or future PRC laws and regulations due to these substantial uncertainties.

If we are not able to respond successfully to technological or industry developments, our business may be materially adversely affected.

The telecommunications market is characterized by rapid advancements in technology, evolving industry standards and changes in customer needs. New services or technologies may render our existing services or technologies less competitive or obsolete. Responding and adapting to technological developments and standard changes in our industry, the integration of new technologies or industry standards or the upgrading of our networks may require substantial time, effort and capital investment. In the event that we are unable to respond successfully to technological industry developments, this may materially adversely affect our business, results of operations and competitiveness.

Risks Related To The Distribution Industry

Our efficient distribution business model may not be successful which could result in the need to quickly change our growth strategy or business plan.

Our “efficient distribution” business model is premised upon our ability to acquire inventory in bulk at competitive prices and quickly resell the products into other geographic markets. Our distribution segment is a pure distribution business, and we do not currently offer any additional services or product enhancements to accompany the sale of our inventory. To the extent that customer preferences dictate that additional services or product enhancements are required to successfully compete in the wireless products industry, we may be forced to quickly change our distribution business plan. While we attempt to distinguish ourselves based upon price and our ability to adapt to changes in market trends, many of our competitors couple their distribution of wireless communications products with product enhancements and services.

We are a small player in a highly competitive environment.

We compete with numerous well-established companies, many, if not most, of which are larger and have greater capital and management resources than we do. In certain markets, we face competition from manufacturers of products that we resell and from our own suppliers. We compete primarily on the basis of price, inventory availability, delivery time and our customer relationships. To the extent our competitors market the same or similar products and have superior financial resources, those competitors will be better able to withstand substantial price competition and to implement extensive promotional programs. We expect price competition to increase in the future. Because of this intense competition, wholesale distributors, including our Company, generally operate with low gross margins. Our ability to remain competitive will be largely dependent on our ability to control costs and protect profit margins, and to anticipate and respond to various factors affecting the industry. These factors include new product introductions; changes in consumer preferences, demographic trends, international, national, regional and local economic conditions; and discount pricing strategies implemented by competitors. In addition, our business plan could be adversely affected if product manufacturers elect to market wireless products directly to consumers rather than through distribution networks. The trend for direct sales by manufacturers to end-users has accelerated in the European Union, therefore reducing the margins and business opportunities for companies like ours that resell a manufacturer’s products. In addition, we face competition from network operators that discount the price of wireless communications products in connection with promotional efforts to sell wireless communications services. No assurance can be given that we will compete successfully in the wholesale distribution market, particularly as we enter into new international markets.

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

We are dependent on a single supplier and do not maintain sufficient redundant sources of supply at this time.

We have historically purchased substantially all of the handsets resold by us from only a few wholesalers. In 2003, we purchased 83.8% of our wireless handset from Deutsche Telekom.  Although we intend to seek out and obtain additional sources of supply in the near future, we do not currently have any commitments of supply for any new premium wireless handsets. Accordingly, we are currently dependent on our existing few suppliers, and in particular Deutsche Telekom, to provide us with adequate inventories. To the extent that any manufacturers or distributors to existing or future suppliers terminate or modify the terms of their relationships with our suppliers to discourage resales by us, our suppliers may cease providing products to us at the favorable pricing that we currently enjoy. Any decrease in our number of suppliers, or in the terms available from them, could cause us to purchase inventory at higher prices.  Any determination by Deutsche Telekom not to supply us with handsets in the future could have a adverse affect on our business.

Our three largest customers represent a majority of our distribution business and our success depends, in significant part, on our ability to retain them as customers.

Our largest customers represent a majority of our distribution business. For the year ended December 31, 2003, our three largest customers represented 77.8% of our business, with our largest customer Mr. Lam representing 68.6% of our sales. We do not maintain contracts with these or any other of our customers. If any one or more of these customers were to reduce or stop purchasing products from us prior to the time that we were able to obtain significant additional customers, our business, operating results and financial condition would be materially adversely affected. We cannot assure you that any of our principal customers will be customers of ours in future periods.

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

Our largest suppliers represent a majority of our purchases. For the year ended December 31, 2003, our three largest suppliers of wireless handsets accounted for approximately 89.2% of our product purchases.  At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; although, we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships will be important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

Our distribution business operates on a low-margin basis, and our margins may be reduced in the future.

Our distribution business operates on a high-volume, low-margin basis. Our ability to generate sales is based upon our having an adequate supply of products. The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. In addition, we expect our operating expenses to increase significantly as we expand into new geographic markets and incur additional personnel, legal, accounting and other costs associated with operating as a public company. Therefore, our future profitability will depend on our ability to increase sales to cover our additional expenses. We may not be able to substantially increase sales rates. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable.

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

In addition to inventory suppliers, we depend on several other third parties over whom we have limited control, including, in particular, freight forwarding companies and common carriers. We have no long-term relationships with any of these parties. We are, therefore, subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such parties to provide services to us in a timely manner, which could damage our reputation and have a material adverse effect on our financial condition and results of operations.

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

Risks Attributable To International Operations

PRC Internet laws and regulations are unclear and will likely change in the near future. If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

In order to meet ownership requirements under PRC law which restrict or prohibit INTAC from operating in certain industries such as Internet content providers, INTAC made loans to two China nationals, Miss Zhang Wanqin and Miss Li Min.  Miss Zhang and Miss Li are the equity owners of Tianjin Weilian, a company incorporated in the PRC.  These loans were made to finance Miss Zhang and Miss Li, on behalf of the Company, for the purpose of establishing Tianjin Weilian which initially directly owned the 45% interest in Intac Purun.  Tianjin Weilian pledged as collateral the 45% ownership of Intac Purun against these loans from INTAC.  Furthermore Tianjin Weilian assigned all operating rights, title and interest they had in Intac Purun to INTAC including all interest held, all rights to capital accounts, distributions and/or allocations of cash property and income, and all rights to participate in management and to vote with regard to affairs relating to the company.  We believe this indirect ownership concept is common for public Internet portals in China.  In March 2004, Intac Purun obtained the necessary licenses which allowed INTAC to own directly the 45% share currently held by Tianjin Weilian under PRC law.  As a result, the 45% interest owned by Miss Zhang and Miss Li was transferred to INTAC in full settlement of the loan.

The PRC regulates its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the PRC Internet sector and the existence and enforcement of content restrictions on the Internet. We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

•                  The PRC enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these regulations are interpreted to be inconsistent with our restructuring, our business will be severely impaired.

•                  Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter. China officially entered the WTO on December 11, 2001. However, the implementation of China’s WTO accession agreements is still subject to various conditions.

•                  The MII has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future.

The interpretation and application of existing PRC laws and regulations, the stated positions of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet companies, including us.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our or Tianjin Weilian’s existing or future ownership structure and business violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us.

If we are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

•                  levying fines;

•                  confiscating our income;

•                  revoking our business license;

•                  shutting down our servers and/or blocking our Web sites;

•                  requiring us to restructure our ownership structure or operations; and

•                  requiring us to discontinue any portion or all of our Internet business.

Any of these actions could have a material adverse effect on our financial condition and results of operations.

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government by entering into agreements with Tianjin Weilian, which was an investment holding company holding 45% equity interest of Intac Purun. If the PRC government finds that these agreements do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.

During the year, the Company made loans of $1,233,000 and $123,000 to Miss Zhang and Miss Li respectively.  Miss Zhang and Miss Li are the equity investors of Tianjin Weilian.  These loans were made to finance Miss Zhang and Miss Li, on behalf of the Company, for the purpose to establish Tianjin Weilian.  When the procedures to establish Tianjin Weilian and Intac Purun are completed in 2004, these receivable balances will be converted to a long term investment of the Company.

The legal uncertainties associated with PRC government regulations and our restructuring may be summarized as follows:

•                  whether the PRC government may view our structure as being in compliance with its laws and regulations;

•                  whether the PRC government may impose additional regulatory requirements with which we may not be in compliance; and

•                  whether the PRC government will permit INTAC or Intac Purun to obtain current license or acquire future licenses necessary in order to conduct operations in the PRC.

We cannot be sure that our restructured operations and activities will be viewed by PRC regulatory authorities as in compliance with applicable PRC laws and regulations. Our business will be materially adversely affected if our business license is revoked as a result of non-compliance. In addition, we cannot be sure that we will be able to obtain all of the licenses we may need in the future. Future changes in PRC government policies affecting the provision of information services, including the provision of online services and Internet access, may impose additional regulatory requirements on us or our service providers or otherwise harm our business.

The PRC government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate.

The PRC has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes to violate PRC law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, you may not publish certain news items, such as news relating to national security, without permission from the PRC government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside the PRC at its sole discretion. Even if we comply with PRC governmental regulations relating to licensing and foreign investment prohibitions, if the PRC government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

We are also subject to potential liability for content on our Web sites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MII.

Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our Web sites.

Our international operations subject us to other significant risks.

Our international operations expose us to a wide variety of other risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, shipping delays, the risk of failure or material interruption of wireless systems and services, possible wireless product supply interruption and potentially significant increases in wireless product prices. Changes may occur in foreign trade and investment laws in the territories and countries where we operate. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could materially and adversely affect our revenues and profits. We are subject to risk of political instability and trade sanctions within China.

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

Any future outbreak of SARS or any other epidemic in China may have a material adverse effect on our business operations, financial condition and results of operations.

During 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as SARS. On July 5, 2003, the World Health Organization declared that SARS had been contained. However, in recent months, a few new cases of SARS have been reported in Asia since the initial outbreak of SARS was declared contained on July 5, 2003. While the outbreak of SARS or any other epidemic may have increased the usage of the Internet, an outbreak in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For instance, a new outbreak of SARS or any other epidemic may reduce the level of economic activity in affected areas, which may lead to a reduction in the number of company employment opportunities. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our advertisers, content providers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations. Though we took some emergency measures during the SARS outbreak in 2003, we have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Political, Economic and Regulatory Risks

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Some of our revenues and operating expenses are denominated in Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

We are subject to risks of currency fluctuations and exchange restrictions.

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. A substantial portion of our business currently involves the purchase of wireless telephones in Europe for resale in the Asia-Pacific Rim. We attempt to manage the risk of foreign currency devaluation by holding wireless telephone products that are not allocated to a particular customer in inventory for a short time (typically less than 30 days) and by requiring our customers to pay cash (in local currency) for the full price of an order upon delivery. However, our inventory cycle for our automobile distribution segment is expected to increase to 60 days. To the extent that our inventory cycle increases, the risks of currency fluctuations decreasing our gross margins on sales of our products will increase. In addition, in some countries, local currencies may not be readily converted into Euros or U.S. dollars (or other “hard currencies”) or may only be converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. Dollars.

Regulation and censorship of information distribution in China may adversely affect our business.

China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine the type of content that may result in liability for a Web site operator.

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be affected.

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any Web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, where the transmitted content is considered suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down.

Political and economic policies of the PRC government could affect our business.

A significant portion our business, assets and operations are located in China and a significant portion of our current and future revenues are derived from our operations in China. Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•                  structure;

•                  level of government involvement;

•                  level of development;

•                  level of capital reinvestment;

•                  growth rate;

•                  control of foreign exchange; and

•                  methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict what effects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. We are subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our assets are located outside of the United States.

Although we are incorporated in the State of Nevada, substantially all of our assets are located in the PRC. As a result, it may be difficult for investors to enforce outside the United States any actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers and all or a substantial portion of their assets may be located outside the United States (principally in the PRC). As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States.  There is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

Risks Related to the Market for Our Common Stock

Because of factors unique to us and our forecast of anticipated financial performance, the market price of our common stock is likely to be particularly volatile. The market price of our common stock has been and will likely continue to be volatile.

Because of the manner in which we became a public company, the relatively small number of shares available for resale on the Nasdaq SmallCap Stock Market, the early stage of our business and numerous other factors, the trading price of our common stock has been volatile, and is likely to continue to be so.  In addition, the Nasdaq Stock Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by our suppliers or our competitors; changes in conditions or trends in the wireless telecommunications industry; changes in governmental regulation; or changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, all could affect future stock performance. From time to time, we also may publicly forecast anticipated performance goals, and our failure to meet such expectations could adversely affect our future stock performance.  Furthermore, investors in our shares may experience a decrease in the value of their shares regardless of our operating performance or prospects.  Investors should not consider acquiring our common stock to the extent they are unable to absorb a complete loss of their investment.

We are controlled by Wei Zhou, our Chief Executive Officer.

Wei Zhou, our Chief Executive Officer, beneficially owns approximately 59.2% of the outstanding shares of our common stock and is our largest stockholder.  Accordingly, he may control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He can also exercise control in preventing or causing a change in control. In addition, without his consent, we could be prevented from entering into transactions that could be beneficial to us.

OUR PRODUCTS AND SERVICES

Internet Portal Segment

Job information subscription service:  In the first half of 2004, Intac Purun plans to launch its first paid career service to Chinese students, a job information subscription service.  Once a student subscribes to this service, we will send daily job information to the subscriber via text messages on their mobile phone.  The information includes job opportunities tailored towards the subscriber’s particular interests and background, interview tips, and career development advice.  The subscriber is charged a subscription fee for this service.

As the Chinese job market becomes more competitive, many college students are ill prepared for the market.  Not only do they lack access to information on job opportunities, but also they have little idea of how to compete in the job market.  This job information service will fill both needs conveniently with one easy subscription.

Intac Purun has exclusive access to the job opening database for college graduates compiled by the MOE.  The database has more than 100,000 jobs currently and is kept up to date by the EMIC.  This database enables Intac Purun to offer students job information that is not available anywhere else.  Intac Purun also plans to gain access to other similar databases such as Ministry of Personnel’s internal job opportunities (numbered over 10,000 jobs).  By comparison, 51job.com, the biggest Chinese job portal, has about 5,000 job opportunities posted at any given time.

Assessments and Trainings:  Intac Purun intends to provide assessments both on the Internet portal and through local Career Service Centers and universities for a fee.  These assessments include personality assessments, capability assessments, and professional assessments.  They will not only help students to discover the types of jobs suitable to their personalities and/or capabilities, but also will allow hiring companies to better locate potential candidates.  In addition, working closely with MOE and universities, Intac Purun will offer follow-up training to students to better prepare themselves for the job market.

Other Products and Services:  Under the guidance of local Career Service Centers, local education authorities and universities will be responsible for collecting and authenticating comprehensive student biographical data.  We will be charging students appropriate processing fees for having their data available to hiring companies.  This service will not only generate data processing revenue for Intac Purun, but also create an MOE certified comprehensive student biography database.

We will provide comprehensive student background reference check services to hiring companies.  Since China still lacks a personal credit system, it is very difficult for companies to check the validity of a candidate’s claims such as grades at school, degrees obtained, and extracurricular activities.  With MOE’s student database and the biographic data collected through local Career Service Centers, Intac Purun intends to fill this market need.

Intac Purun plans to run MOE sponsored online and offline job fairs that will facilitate companies to find needed talents.  In addition, Intac Purun will sell advertisement and job posting space on the Internet portal to interested companies.

Distribution Segment

We distribute wireless handsets manufactured by major mobile communications equipment manufacturers including Siemens, Samsung, Nokia, Motorola and Ericsson. For the years ended December 31, 2003 and 2002, a substantial majority of total handset sales were products manufactured by Nokia, Motorola, Siemens and Samsung.

Our wireless handset products are compatible with most network operators, as well as analog and digital standards and other developing technologies. Most of our new handsets come fully packaged in their original containers and carry the manufacturer’s original warranty. We have not previously experienced any appreciable amount of warranty related issues.

We distribute automobiles from time to time through free-trade zones from various European and Asian manufacturers. The automobile products that we distribute are determined based upon available pricing, perceived demand, relative exchange rates, and production and quota limitations.

OUR SUPPLY CHANNEL

Internet Portal Segment

Intac Purun was established under the project name Career Net to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC.  This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this unique and exclusive database.  This fee based premium service will be linked to an Employment Service Website of The Ministry of Education, a non-profit website used to communicate information to these university graduates.

Intac Purun was selected by the Education Management Information Center (“EMIC”), a department under China’s Education Ministry, to establish and operate the “Career Service Centers” for Chinese students.  These Career Service Centers will provide Chinese students exclusively with a full-range of career development services, which will assist these students in finding jobs and managing their careers. As the exclusive representative and sole operator of the Career Service Centers, which represents the MOE in handling all student career services, Intac Purun believes it is the de facto representative of MOE to provide all career services to students.

These centers’ tasks are three-fold.  First, they will provide guidance to local education authorities in providing career services to local students.  Second, they will collect complete and authenticated student information through local education authorities and universities.  Third, they will introduce Intac Purun’s services and products to students.  In addition, Intac Purun will liaise with other government agencies and corporations as the career service provider of MOE.  This relationship gives Intac Purun competitive advantages over its competitors.

In order to create the most comprehensive database of job opportunities for college graduates and students, Intac Purun has also obtained the complete database of government job openings through the EMIC.  This database is being kept up to date by this same departmental agency.

We do not currently have any established relationship with companies attempting to attract new employees other than those mentioned above.

Distribution Segment

Handsets are available to us at low prices for a variety of reasons, including our ability to quickly move large quantities of wireless handsets, the inability of a vendor to sell sufficient product through regular channels, the cancellation of orders placed by other distributors and the termination of business by a manufacturer or wholesaler. Currently, our access to sources of equipment is based primarily on relationships which we and our management have established over approximately the last seven years. Other sources of product include other distributors, network operators and independent brokers. We receive information about new sources of products from prior contacts, online resources, advertising and industry publications. Our Chief Executive Officer currently handles all inventory procurement and has the most significant industry contacts. As yet, we have not been able to purchase inventory directly from a manufacturer. We currently do not have any supply agreements or authorized distribution agreements with any manufacturers or other vendors and, therefore, all of our inventory is purchased on the “spot market,” mainly from other wholesalers. We expect that we will begin purchasing a larger portion of our inventory from network operators and manufacturers in the future, although there can be no assurances in this regard. Our experience has indicated that network operators and other wholesalers look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels. However, this situation could change if manufacturers or our suppliers decide to discourage the use of our distribution channels.

During the year ended December 31, 2003, we made purchases from more than ten suppliers, substantially all of which are other wholesalers. Our three largest suppliers of wireless handsets accounted for approximately 89.2% of our product purchases for the year ended December 31, 2003.  At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; however, we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships will be important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

We do not currently have any established relationship with automobile manufacturers, although we are attempting to develop relationships in this industry segment. Demand for imported automobiles will be influenced by consumer preference, relative exchange rates between the exporting and importing countries, production limitations of certain manufacturers, the presence of other distribution channels between the manufacturer and the importing country, and the pricing offered to us by the manufacturer. We do not have any supply contracts with any automobile suppliers and, therefore, cannot determine whether we will be able to obtain automobiles on a competitive basis, if at all. In addition, China imposes import quotas on various manufacturers and countries for automobiles, and therefore our ability to deliver automobiles into China may be restricted by the effect of quota restrictions.

OUR DISTRIBUTION CHANNEL

Internet Portal Segment

During the year ended December 31, 2003, no revenues were generated from our Internet Portal business.  Products and services will be accessed via the Internet on Intac Purun’s Internet portal www.joyba.com.  Initially, we are launching a job information subscription service. This service will provide subscribers with daily job information and open positions on their mobile phone through text messaging. Intac Purun´s sophisticated database software will have the capability to match open positions with eligible candidates, who will receive an individual entry code to Intac Purun´s website where they will find the individually offered job. In the future, the Internet portal will also provide various paid services, including online career assessments and career development counseling, to Chinese students. In addition, the Internet portal will enable hiring companies to perform comprehensive background checks on their prospective employment candidates.

As discussed above, Intac Purun was selected by the EMIC to establish and operate the “Career Service Centers” for Chinese students.  These Career Service Centers are to provide guidance to local education authorities in providing career services to local students and introduce Intac Purun’s services and products to students.  In addition, Intac Purun will liaise with other government agencies and corporations as the career service provider of MOE.  This relationship gives Intac Purun competitive advantages over its competitors.

Distribution Segment

During the year ended December 31, 2003, aggregate revenues generated from our three largest customers accounted for approximately 77.8% of our total revenues.  These customers were Mr. Lam, 238 Telecom Limited, and Mr. Lau, and represented 68.6%, 5.6% and 3.6% of our total revenue, respectively.

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

We distribute automobiles through the free-trade zone in Tianjin, China through Chinese car dealers and distributors. These Chinese car dealers will be required to obtain the necessary permits and quotas from the Chinese government and will be responsible for paying any customs duties, value-added taxes and other charges prior to the vehicles being delivered to them by us. We expect to use third-party shipping companies for delivery logistics and warehousing of products prior to delivery to the dealers.

SALES AND MARKETING

Internet Portal Segment

The Internet portal segment in which we operate is highly competitive.  Our marketing strategy is to focus on generating brand awareness for Intac Purun with undergraduate and postgraduate students, companies who are currently looking or will be looking to fill open positions, Chinese Internet users and the Chinese public at large.  Advertising is an important element in establishing Intac Purun as an Internet portal leader in the market place and to protect ourselves against the risk of new entrants and established industry competitors, many of which have greater financial resources than we do or currently enjoy a superior market position than we do.  Intac Purun is going to deploy an aggressive marketing strategy, i.e. to push the assessments and trainings to students through local education authorities and universities.

Distribution Segment

Our sales and marketing efforts for wireless handsets are coordinated in Hong Kong, Frankfurt and Beijing by a manager for each office. As with our automobile distribution segment, our sales and marketing efforts are coordinated in Hong Kong and Tianjin by a manager for each office.  These managers, who report directly to our Chief Executive Officer, spend substantially all of their time developing and maintaining relationships with our customers and suppliers. Inside each office, our sales force (which is, in the aggregate 7 full time personnel at the time of this Report) operates on a named account basis rather than by geography, which allows us to maintain a single point of contact for each customer. In addition to our inside sales force, we also engage non-employee, commissioned sales agents to sell our products. Our largest accounts are handled directly by Mr. Zhou, our Chief Executive Officer. Our outside sales agents are compensated on a Commission Program that is designed to reward account profitability and promote sales growth into new geographic regions.

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

During the first quarter of 2002, we began selling our automobiles to dealers and distributors through free-trade zones in China. Our sales and marketing efforts for automobiles are coordinated in Beijing by sales persons who report directly to our Chief Executive Officer. Our automobile sales force currently consists of 4 full-time sales personnel. We expect our sales and procurement personnel serving the automotive distribution segment to increase as we expand this business segment.

SEASONALITY

Internet Portal Segment

We are not aware that there will be significant seasonality issues in the use of the Internet portal; however, some applications of the portal such as initial subscriptions may coincide with new graduate enrollments or student graduations.  While we have no experience regarding the seasonality of the Internet portal, we are aware that some aspects of our e-commerce may be influenced by a number of seasonal factors including new graduate enrollments, student graduations, product promotions, availability of open job positions and holidays, and as a result, we expect to adjust our marketing focus to reflect the anticipated level of sales activity. In addition, we also expect that our sales will be influenced by cyclical economic conditions in the different regions in which we operate. An economic downturn in one of our principal markets could materially and adversely affect our revenues and profits.

Distribution Segment

We are aware that handset sales are influenced by a number of seasonal factors including customer buying patterns, product promotions, availability of distribution channels, holidays and product supply and pricing, and as a result, we adjust buying to reflect the anticipated level of sales activity. While we have no experience regarding the seasonality of automobile buying patterns within China, automobile sales are typically seasonal, and fluctuate based upon the release of new product lines, generally in the fall, and year-end tax and other incentive programs offered by manufacturers. Annual WTO-imposed tariff reductions may also affect the seasonality of our sales, in that customers may defer purchases at year end to receive the benefit of reduced tariffs in the following year. In addition, we also expect that our sales will be influenced by cyclical economic conditions in the different countries in which we operate. An economic downturn in one of our principal markets could materially and adversely affect our revenues and profits.

COMPETITION

Internet Portal Segment

The market for web sites offering online content and services targeting the global Chinese community is competitive and we expect competition to increase in the future. Many of the companies are attempting to address this market by offering portal, content and e-commerce services to distinct local markets within greater China. In turn, these companies compete with Intac Purun for user traffic, potential advertising revenue, e-commerce transactions, short messaging service and other fee-based services, and potential partners. The Internet market is still developing and the competition is expected to be intense. We are just one of the growing number of website providers that have entered into business arrangements with the leading China mobile service providers to offer SMS content. Our primary competitors in greater China include Netease, Sohu.com, Sina, Tom.com and Yahoo! China. Competition is intense and is expected to increase significantly in the future.

We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (“MSN”), Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in greater China increases and the greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed Internet, media or other companies.

Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts, our exclusive arrangements with government agencies, and the performance of our technology. However, we believe we have competitive advantages over our competitors including our relationship with the EMIC; our exclusive focus on China; and our ability to offer products and services that are tailored to the specific interests, needs and online habits of graduates in the PRC.

Distribution Segment

Competition among wireless handset distributors is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We compete primarily on the basis of:

•                  price;

•                  inventory availability;

•                  delivery time; and

•                  our customer relationships.

Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. Such competitors can generally undertake more aggressive pricing policies, move more inventory, and make more attractive offers to customers, distribution partners and suppliers than we can. Additionally, substantially all of our existing and prospective customers have established long-standing relationships with one or more of our competitors or potential competitors. Consequently, we cannot be certain that we will be able to expand our customer list or retain our current customers. We may not be able to compete successfully against our current or future competitors and competition could materially and adversely affect our revenues and profits.

Our competitors include:

In the Asia-Pacific Rim

•                  Government-owned distributors that have retail outlets;

•                  First Mobile;

•                  Global Tech Holdings; and

•                  Numerous other smaller distributors, resellers and agents.

In Europe

•                  Brightpoint;

•                  Cellstar;

•                  Wireless handset manufacturers that sell directly into our distribution channel; and

•                  Numerous other small distributors, resellers and agents.

The competition in the automobile distribution industry is also intense and growing as the demand for foreign automobiles grows and the opportunities presented by this emerging industry becomes more apparent. We compete primarily on the basis of:

•                  price;

•                  inventory availability;

•                  delivery time;

•                  our customer relationships; and

•                  our manufacturer relationships.

We expect to continue to encounter intense competition, including competitors who have in the past entered into joint ventures with automobile manufacturers in order to bypass import quota restrictions. Companies such as Taikwoo Enterprises Ltd. will compete directly with us and have a longer operating history in the free trade zones and existing relationships with Chinese dealers. We anticipate being able to compete with these more established competitors due mainly to our manufacturing relationships, our efficient distribution business model and our ability to deliver automobiles at a lower cost as a result of less distribution layers. Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. These competitors can generally move more inventory and make more attractive offers to customers, distribution partners and suppliers than we can.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations. The PRC Internet industry is regulated by various governmental authorities, such as the Ministry of Information Industry or MII, the State Administration of Industry and Commerce, or SAIC, the State Press and Publications Administration, or SPPA, and the Ministry of Public Security.  See “Business Risk Factors — Risks Related To the Chinese Internet Portal Industry, the Internet and Our Technology Infrastructure” and “Risks Attributable To International Operations.”

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States.

We are in the process of registering a domain name with Network Solutions.  We plan to have full legal rights over this domain name.

Many parties are actively developing chat, homepage, search and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

We may license technology from third parties. The market is evolving and we may need to license technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.  See “Business Risk Factors — Risks Related To the Chinese Internet Portal Industry, the Internet and Our Technology Infrastructure.”

TECHNOLOGY INFRASTRUCTURE

We plan to install our servers at the facilities of China Education and Research Network (“CERNET”) and do not have any redundant hardware outside of Beijing. The CERNET is the first nationwide education and research computer network in China. It is constructed and operated by Tsinghua and other leading universities. CERNET has a four-layer hierarchy (the nation-wide backbone, regional networks, provincial networks and campus networks). The CERNET backbone has a capacity of 2.5Gbps. CERNET has 12 global and regional channels connected with the United States, Canada, the U.K., Germany, Japan and Hong Kong, with the international gateway bandwidth totaling over 250Mbps. The transmission rate of the regional networks is at 155Mbps. More than 900 education and research institutions, 1.2 million PC’s and 8 million users connect to CERNET.

Our operations will be dependent on how well CERNET protects their systems against damage from fire, power loss, telecommunications failure, break-ins, or other events. CERNET also provides connectivity for our servers through multiple high-speed connections. All facilities are protected by redundant power supplies.

We have in-house applications monitoring the health of our servers. Reporting and tracking systems generate daily traffic reports.

EMPLOYEES

At the time of this report, we had 47 full-time employees, including 23 in sales and marketing, 1 in warehouse and distribution services, 6 in technology and 17 in general and administrative functions. In addition, we routinely engage up to 10 part-time employees to assist with peak demands in our distribution operations.

ITEM 2 - DESCRIPTION OF PROPERTY

As of March 30, 2004, we leased approximately 11,406 square feet for our operations. Our current leased properties are:

Location	Size	Description	Expiration of Lease

Clifford Centre Cheung Sha Wan, Kowloon, Hong Kong	1,833 sq.ft.	Headquarters	Month to month
Sterling Centre, Cheung Sha Wan, Kowloon, Hong Kong	1,175 sq.ft.	Sales office	February 2005
Beijing, China	4,532 sq.ft.	Office	December 2005
Frankfurt, Germany	3,000 sq.ft.	Office	March 2006
Tianjin, China	596 sq.ft.	Office	June 2004
Dallas, Texas	270 sq.ft.	Office	Month to month

Our current total remaining lease obligations are U.S. $328,065.

In addition to our leased facilities, we also frequently utilize the storage capabilities of our vendors and freight-forwarders. We believe that the terms we receive for storage space from those parties is comparable to, or better than, the terms we could obtain for additional leased facilities.

We believe we could obtain suitable properties in the relevant areas without a material adverse effect.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, nor is our property subject to such proceedings, as of the date of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock became eligible for trading on the NASD’s Over-the-Counter Bulletin Board, an inter-dealer quotation service (“OTCBB”) on June 20, 2001 under the symbol “CERL.” Effective October 4, 2001, we changed our trading symbol on the OTCBB to “INTN”.  Effective October 18, 2001, our common stock was approved for listing and began trading on the Frankfurt Stock Exchange under the symbol WKN 805768.  Effective June 11, 2003 our common stock began trading on the Nasdaq SmallCap Market, under the symbol “INTN.”  Prior to October 4, 2001, there was no significant trading in, or market for, our common stock.

Market for Common Stock

As of March 29, 2003, there were approximately 11 holders of record of our common stock.

The following table sets forth the high and low sale prices of our common stock as reported by the Nasdaq SmallCap Market or OTCBB for the quarters indicated. Such prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	BID PRICE
QUARTER ENDING	LOW	HIGH

March 31, 2002	$5.00	$8.00

June 30, 2002	$5.00	$8.70

September 30, 2002	$3.50	$6.50

December 31, 2002	$3.60	$5.45

March 31, 2003	$4.70	$5.75

June 30, 2003	$3.98	$6.05

September 30, 2003	$4.84	$10.50

December 31, 2003	$7.06	$13.90

The closing price of our common stock on March 29, 2004 on the Nasdaq Small Cap Market was $15.92.

Report of Offering of Securities and Use of Proceeds Therefrom

In September 2003, we raised $4.5 million in a private placement to one foreign accredited investor.  We used net proceeds from the offering for operating activities, purchases of fixed assets and funding for certain equity investments in Intac Purun. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and marketable debt securities.

Since inception, we have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to the Company’s compensation plan under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	350,000	$4.41	2,150,000
Equity compensation plans not approved by security holders	—	—	—
Total	350,000	$4.41	2,150,000

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2003 and 2002, we issued and sold unregistered securities in the transactions described below:

•                  In August 2002, a private investor acquired 50,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $220,000 (or $4.40 per share).

•                  In December 2002, a private investor acquired 50,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $250,000 (or $5.00 per share).

•                  In September 2003, an accredited investor acquired 1,000,000 shares of the Company’s common stock in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction resulted in net proceeds to the Company of approximately $4,500,000 (or $4.50 per share).

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

OVERVIEW

On January 15, 2004, we announced the redirection of our business plan from the traditional distribution of premium brand wireless handsets to our new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”).  Intac Purun was formed in October 2003 with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  The newly founded Internet joint venture is owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

Our initial objective in 2002 was to focus on our wireless handset distribution business and establish customer relationships and supply channels in China and the Asia-Pacific Rim.  Our objective in 2003 was to continue to expand our distribution business and improve gross profit margins.  Also in 2003, our strategy was to establish relationships with Chinese telecommunications enterprises and Chinese Government entities which might lead to opportunities in other fields of interest.

Our objective in 2004 is to further enhance the business prospects and opportunities afforded by this unique database of graduate students.  The Company is exploring an array of premium products and services which will be made available through our Internet portal business.  The portal is being tailored to meet the ever-growing student demand for these types of products and services.

Intac Purun has been exclusively selected by the Education Management Information Center (“EMIC”), a department under China’s Education Ministry, to establish and operate the “Career Service Centers” for Chinese students.  These Career Service Centers will provide Chinese students exclusively with a full-range of career development services, which will assist these students in finding jobs and managing their careers.

Although we will de-emphasize the wireless handset and automobile distribution business, a significant portion of short-term revenues will be generated by this business.  At the present time, we are continuing to assemble an experienced management team for Intac Purun in order to execute an effective business plan while at the same time, insuring that the joint venture has adequate capital to accomplish its goals.  Intac Purun is expected to generate revenues in the first half of 2004.

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

Our revenue for the years ended December 31, 2003 and 2002 were derived from the distribution of premium brand wireless handset products to mobile communication equipment wholesalers, agents, retailers and other distributors in Europe and Asia and, to a much lesser extent, automobile distribution from Europe into mainland China. Our percentage revenue by geographic sector was:

	2003	2002

Europe	5.6%	24.6%
Asia	94.4%	75.4%
Total	100.0%	100.0%

Our cost of goods sold is comprised of the cost of the wireless handset products or automobiles we distribute.

Distribution expenses are principally comprised of costs attributable to the shipping and handling of our products, such as freight and insurance.

Our selling, general and administration expenses are comprised of sales expenses, together with commission expense, including commissions payable to sales staff; and general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

The following is a presentation of the results for the years ended December 31, 2003 and 2002 and should be read in conjunction with the annual audited consolidated financial statements and related notes contained herein.

We operate through seven direct and indirect wholly-owned subsidiaries, including:

•                  INTAC International Holdings Limited, a Hong Kong corporation formed on January 3, 2001, which acts as our primary distributor of telecommunications products into the Asia-Pacific Rim;

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

We also operate through a 45% owned subsidiary:

•                  Beijing Intac Purun Educational Development Limited, a China corporation formed in October 2003, which provides comprehensive employment information over its Internet portal to facilitate graduates’ employment search and future career development.

Our 12-Month Plan

Our plan of operation for the upcoming 12 months calls for the following:

•                  Establish local Career Service Centers to work closely with provincial education authorities. Under the direction of these local Career Service Centers and education authorities, universities and schools will be responsible for collecting and authenticating their complete student information for Intac Purun and for encouraging students to subscribe to these services.

•                  Establish a comprehensive student background check service using the exclusive and MOE authenticated information on college graduates and students.  We believe this will be an extremely valuable service to corporations that cannot validate candidates’ background and credentials otherwise. Also, since Intac Purun is the exclusive representative of the Career Service Centers, we expect that many companies will be eager to cooperate with Intac Purun either to search for talent or to market themselves to college students.

•                  Assemble an experienced management team for Intac Purun in order to execute an effective business plan while at the same time, seeking to ensure that the joint venture has adequate capital to accomplish its goals.

•                  Support corporations in listing their jobs and helping them in locating employees with specific skill-sets.

•                  Explore an array of premium products and services that can be made available through Intac Purun, tailoring this Internet portal to meet the growing student demand for these types of products and services.

•                  Ensure this database is being maintained and continually updated in order to create the most comprehensive database of job opportunities for college graduates and students.

•                  Raise additional debt or equity financing, or a working capital or other traditional loan facility from a bank or other lending source, as needed to fund current and future operations and expansion plans, and to provide additional working capital.

•                  Although the Company will de-emphasize the wireless handset business, we will continue to improve on our system of efficient distribution for wireless handsets. We do not currently intend to migrate toward a mix of product sales and accessory sales, nor do we expect to begin providing distribution services or other ancillary logistics services. We believe that our approach will provide us with greater flexibility to meet the demands of our customers, while at the same time providing us with the opportunity to grow a worldwide distribution network without significant added infrastructure cost.

•                  Capitalize on our existing geographic footprint. We believe that the rapidly expanding growth in mobile telephone subscribers in China and the Asia-Pacific Rim has been caused by:

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

•                  Complement our existing business with selective strategic acquisitions. In order to grow into a leading Chinese Internet portal and a worldwide provider of wireless handsets, we believe that expansion through acquisitions, as well as internal growth will be necessary.  Accordingly, we expect to pursue the acquisition of companies that sell products and services that either complement or expand our existing business. We may also expand to other businesses or opportunities in areas or industries that we believe present attractive opportunities for our stockholders but which are outside of pure handset distribution. We believe that significant acquisition opportunities exist and that our willingness to retain existing management will make us an attractive acquiring party.

•                  Pursue strategic alliances with major players in the telecommunications industry in China and the Asia-Pacific Rim.  For example, on February 11, 2003, INTAC signed an exclusive agreement with T-Mobile, under which T-Mobile will sell to us the handsets it obtains through its trade-in program in Germany for distribution into the

Asia-Pacific Rim.  This agreement is valid through December 31, 2004.  T-Mobile is currently testing their program within a small proportion of their stores, but initial indications suggest less than satisfactory results.  T-Mobile is expected to increase their marketing campaign designed to inform and educate the public.  We will continue to monitor their performance

We believe that we currently have adequate capital for the next twelve months; however, long-term plans will require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  Growing our business requires additional working capital.  Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery.  Also in some cases, we will give minimal credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our growth plans.

In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.   Unless we are able to continue to improve our operating performance, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

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

•                  Inventory;

•                  Asset impairment;

•                  Foreign currency exchange; and

•                  Intangible assets and goodwill.

Revenue Recognition: We expect to generate future revenues primarily from subscription services through our Internet portal business and our distribution of wireless handsets and automobiles into China. In addition to China, we plan to distribute our wireless handsets and automobiles into Europe and other Asia-Pacific Rim countries.

Subscription services through our Internet portal business are recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. The Company will recognize the gross amount billed by the mobile operator as revenue, and the amount retained by the mobile operator as cost of revenue.

Our wireless handset and automobile revenues will be generally generated from a quick turn of product. We recognize revenue upon delivery of product to our customers. They are sold “as is” and we do not provide the servicing of the wireless accounts or automobiles, nor do we receive any usage revenue from the wireless handsets distributed.

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

Inventory: Generally, we do not maintain any inventory of wireless handsets; however, due to the timing of the inventory being received and then being shipped to customers, we may hold inventory for a minimal time period, commonly a few days.  We purchase products only upon the receipt of an order. Once an order is received, we solicit additional orders to gain greater discounts from manufacturers. Aggregate orders are then delivered in bulk to be allocated among customers. Our business model generally requires a deposit by the customer.

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

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded to the statements of operations.  The effect of this change during the year ended December 31, 2003 was to exclude an unrealized gain on foreign currency translation of $328,919 from the statement of operations.  The effect of this change in the six months ended December 31, 2002 was to exclude an unrealized loss on foreign currency translation of $130,631 from the statement of operations.  These amounts are included in other comprehensive income in stockholders’ equity.

Intangible Assets and Goodwill: In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, we do not amortize goodwill. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. Net intangible assets and goodwill amounted to $363,508 as of December 31, 2003. We completed our initial impairment review during the first half of 2002 and annual reviews thereafter. Any transitional impairment loss, which could be significant, must be recognized as the cumulative effect of a change in accounting principle in our statements of operations.  No impairment charge has been made in the years ended December 31, 2003 and 2002.

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

Software Development Costs:  In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software, Lease or Otherwise Marketed,” internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.  Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activity and independent product testing and certification labs.  Software development costs not qualifying for capitalization are recorded as selling, general and administrative expense.  Capitalized software development costs, including purchased software, if any, are amortized after being put into use using the greater of the revenue method or the straight-line method generally with useful lives of three years or less.  At each balance sheet date, the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any product for which the net book value is in excess of net realizable value.  The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support.

Research and Development Costs:  We incur research and development costs that relate primarily to the development of new software and web development.  Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype, and other related expenses and are charged to expense as incurred.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenue:  Revenue increased by $6.6 million, or 7.7%, to $91.4 million for the year ended December 31, 2003, from $84.8 million for the same period in 2002. This increase is due to substantially increased sales volume and no material increased sales prices. This revenue for 2003 was comprised of the distribution of wireless handsets ($88.4 million) and the distribution of automobiles ($3.0 million) and in 2002 revenue was comprised of the distribution of wireless handsets ($83.5 million) and the distribution of automobiles ($1.3 million).  These increased sales were achieved despite the negative impact of the SARS virus in the Asia-Pacific Rim experienced in the first half of 2003 and the negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made.

Technology and new business alliances have enabled the Company to achieve substantial growth during 2003.  In addition, although currently only representing a small percentage of total revenues, we have continued to distribute vehicles into specified free-trade zones in mainland China which is positively affected gross revenues for 2003.

Based upon the prior year and Company projections, we anticipate revenues to continue to increase during 2004.

Gross Profit: Gross profit increased by $1.8 million to $3.5 million for the year ended December 31, 2003, from $1.7 million for the same period in 2002. The gross margin increased by 1.8% to 3.8% for the year ended December 31, 2003 from 2.0% for the same period in 2002.  This increase is due to the realization of a higher margin on the wireless handset distribution sales as a result of a higher end product mix, the increased proportion of automobile distribution sales with typically higher margins than the wireless handset distribution sales and a $753,398 premium from a major customer in December 2003, partially offset by the negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made.  Also in 2002, the Company was establishing a customer base at the cost of a reduced margin.

Operating Expenses:  Distribution expenses increased by $615,053, or 154%, to $1.0 million for the year ended December 31, 2003 from $399,620 for the same period in 2002, and as a percentage of revenue, increased to 1.1% in 2003 from 0.5% in 2002.  Distribution expenses relate to costs attributable to the distribution of our products. These costs increased due to overall price increases from common carriers, special logistics arrangements required for delivery of certain products and the impact of the increasing strength of the Euro.

Selling, general and administrative expenses increased by $446,974, or 19%, to $2.8 million for the year ended December 31, 2003 from $2.3 million for the same period in 2002, and as a percentage of revenue, increased to 3.1% in 2003 from 2.7% in 2002. This overall increase in total expense has been primarily due to the formation of our new Internet joint venture, Intac Purun, in October 2003.  The overall impact of increased costs from Intac Purun in 2003 was $132,000.  However, this increase in costs was also due to the build up of staffing for future growth, the costs associated with our NASDAQ listing and with being a publicly held company, and the opening of new offices needed for growth. These costs are expected to increase as we build the infrastructure of the Company to implement our business plan.  Specifically, for the year ended December 31, 2003, of the increase in expenses, $232,000 relates to increased salary and staff costs, $69,000 relates to promotion and business development costs, $59,000 relates to the Company’s recent NASDAQ listing fees, $82,000 relates to occupancy costs and a decrease of $70,000 relates to professional and banking service costs.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations for our Internet portal business.  Furthermore, we expect an increase in 2004 as we fulfill our obligations as a reporting company under the Exchange Act and in relation to the Sarbanes-Oxley Act.

Loss from operations:  Loss from operations was $282,797 for the year ended December 31, 2003, as compared to a loss from operations of $1 million for the same period in 2002.  The improvement in operating results was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.   However, the most significant reason for the operating loss in 2003 was the start-up costs associated with our Internet portal business without accompanying revenues.

Other income (expenses):  Foreign currency exchange loss was $9,440 for the year ended December 31, 2003, as compared to a gain of $182,555 for the same period in 2002. The 2002 gain was due to the unrealized translation gains on an intercompany account between Holdings and New Tech.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on the intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses related to the long term intercompany loan were recorded in the statements of operations.

Interest expense, net was $41,119 for the year ended December 31, 2003, as compared to $8,636 for the same period in 2002. This increase was due to charges associated with the short-term note payable to the bank.

Minority interest in the loss of the consolidated joint venture was $65,809, as compared to $0 for the same period in 2002. This relates to Intac Purun and represents the portion of the loss attributable to the other joint venture partners.

Net loss:  Net loss was $239,196 for year ended December 31, 2003, as compared to a net loss of $776,755 for 2002.  The improvement was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.  However, the most significant reason for the net loss in 2003 was the start-up costs associated with our Internet portal business without accompanying revenues.

LIQUIDITY AND CAPITAL RESOURCES

General

We maintained unrestricted cash of $2,810,574 as of December 31, 2003, and working capital of $5,323,205 as of that date.

As of December 31, 2003, trade accounts receivable, inventories, foreign sales tax receivable and deposits paid were $4,000,286, $232,371, $335,993 and $250,133 respectively, compared to December 31, 2002, balances of $730,504, $1,140,506, $534,116 and $1,197,428, respectively.  As of December 31, 2003, trade accounts payable was $1,577,408, compared to December 31, 2002 balance of $1,964,035.  Each of these movements was due to the timing of product sales and the receipt of the related deposits from customers, inventory and making of the payments to suppliers in relation to the year end.  These balances are likely to vary at any point in time due to the short term sales cycle.

Working capital (measured by current assets less current liabilities) at December 31, 2003, was $5,323,205, and at December 31, 2002, was $1,368,659.  The increase in working capital is primarily due to the equity financing of $4,500,000 raised in September 2003, partially offset by the operating loss for the year ended December 31, 2003.

For the year ended December 31, 2003, cash used in operating activities totaled $1,156,349. The use of funds was primarily due to a net loss of the Company, an increase in trade accounts receivable, and a decrease in trade accounts payable and accrued expenses, partially offset by non-cash items, a decrease in inventories, foreign sales tax receivable and deposits paid.  For the year ended December 31, 2002, cash used in operating activities totaled $922,572. The use of funds was primarily due to a net loss plus an increase in trade accounts receivable, inventories, and deposits paid, partially offset by a decrease in foreign sales tax receivable, as well as an increase in deposits received and trade accounts payable and accrued expenses.

For the year ended December 31, 2003, cash used in investing activities amounted to $4,125,386 and was due to the restricted cash deposit, the purchase of equipment and other assets, and advances to employees. For the year ended December 31, 2002, cash used in investing activities amounted to $443,817. The use of funds was for the purchases of equipment and other assets.

For the year ended December 31, 2003, cash provided by financing activities amounted to $7,502,737 and was due to the proceeds from the issuance of common stock in a private placement, borrowings from a bank and the investment into Intac Purun by the other joint venture partners, partially offset by repayments to a shareholder. For the year ended December 31, 2002, cash provided by financing activities amounted to $696,988 and was due to an increase in the advance from a shareholder and the proceeds from the issuance of 100,000 common stock shares in two private placement transactions.

We believe that we currently have adequate capital for the next twelve months; however, long-term plans will require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  Growing our business requires additional working capital.  Intac Purun will require additional capital to hire staff and implement its business plans.  Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery.  Also in some cases, we will give minimal credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our growth plans.

In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.   Unless we are able to continue to improve our operating performance, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

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

Internet Portal Segment

We believe that Intac Purun currently has adequate working capital for the short term; however, long-term plans will require that we obtain additional financing.  Under the Joint Venture Agreement for the establishment of Intac Purun, we are responsible for taking advantage of our status as a listed company to obtain further funding for the long term benefit of the business.

We are currently developing our Internet portal and as such have made advance payments for the development of sophisticated database software which will have the capability to allow us to match open positions with eligible candidates.  We will also require further funding to establish the local Career Service Centers to work closely with provincial education authorities, attract an experienced management team for Intac Purun in order to execute an effective business plan while at the same time, seeking to ensure that the joint venture has adequate capital to accomplish its goals.  We must also ensure this database is being maintained and continually updated in order to create the most comprehensive database of job opportunities for college graduates and students.

Wireless Handset Distribution Segment

We may require financing to grow our wireless handset distribution business, with growth in this area restricted mainly by available working capital. We have an established customer base, which at this time has increasing volume demands which we are preparing to meet.  We have a strong and trusted relationship with our customers. With our reputation for reliability, low cost, experience and trust, the Company’s established customer base prefers to do as much sourcing as possible through us.  Sales could increase significantly if the Company is able to secure substantial additional funding as we would be able to potentially fully exploit strategic agreements and business alliances, and finance additional inventory purchases.

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

Generally, our customers will pay within a few days of receiving and inspecting the product.  Our business model generally requires a deposit by the customer, however in some cases we will give minimal credit terms to customers for the balance outstanding if they have an established and good payment history with us.  However, we usually receive payment from our customer within ten (10) days of the date of our payment for the inventory. We believe that because of the arrangement that we prepay for inventory orders for wireless handsets, our future growth in this area is limited primarily by the available capital to finance the sales.

Automobile Distribution Segment

We may also require financing to grow our automobile distribution business. Because of the higher cost of automobiles relative to wireless handsets, we will need significant additional capital to expand this business segment. Typically, the delivery cycle for an order of automobiles is approximately four months.  Upon the placement of an order, we expect to place a 30% deposit with the manufacturer, which is offset by a non-refundable deposit of 15% from our customer. We are required to make full payment upon delivery from the manufacturer, after which it takes us approximately four weeks to ship the automobiles to the China free-trade port for resale. Our customers are responsible for payment at the time of delivery, although we are responsible for the automobile during transit and in the event that a customer declines to accept delivery. If a customer were to decline delivery, the customer would forfeit their deposit and we would then attempt to re-sell the automobile inventory through the China free-trade port. Thus far we have not experienced any significant amount of declined deliveries.

Additional Business Opportunities

We believe that we currently have adequate capital for the next twelve months; however, long-term plans would require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.  Furthermore, we expect to partner with existing Chinese companies and entrepreneurs to minimize our capital requirements and investment risks. There is no assurance that we will be able to continue to fund our capital needs or maintain adequate liquidity to implement our business plan and take advantage of investment opportunities.

Unless we are able to continue to improve our operating performance, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances many of which will be dependent upon our obtaining additional working capital, or whose value will be materially less to us if we do not have the financial resources to fully exploit such opportunities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations under our current plan of operation is a forward-looking statement that is subject to risks and uncertainties, and we may be required to raise additional capital prior to that time and afterwards.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2003, are summarized below and relate to lease commitments under non-cancelable operating leases of the Company’s office facilities:

Year ending December 31,
2004	$168,093
2005	102,804
2006	45,735
2007	11,433
Thereafter	—
$328,065

For the year ended December 31, 2003 and 2002, rental expense which is included in selling, general and administrative expense amounted to $147,972 and $101,291, respectively.

At December 31, 2003 the Company had a short-term note payable to a bank that consisted of a loan from a financial institution in China of $2,728,202 bearing interest at a rate of 5.06% per annum.  The loan is due on April 22, 2004.  The loan is secured by a $2.8 million deposit which is reflected as restricted cash in the consolidated balance sheet.

Off – Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, had or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The adoption of this Statement in January 2003 had no effect on the Company’s financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be affected by fluctuations in the translation of foreign currency. Currently, our primary currency risk arises from our purchase of inventory and distribution of products in different geographic regions with constantly changing relative exchange rates. As the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase. Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets. We do not use any derivative financial instruments to mitigate any of our currency risks. We do not currently have any credit facilities other than a short-term note and therefore we are not subject to any risks associated with interest rate changes.

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

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.  In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter or from the date of our review.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information regarding directors and executive officers is incorporated herein by reference from the section entitled “Directors and Executive Officers” of our Definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2003, or on or before April 29, 2004.

ITEM 10 - EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” of the Proxy Statement.

Our Board of Directors adopted a Code of Business Conduct for all of our directors, officers and employees and a Code of Ethics for our CEO and Senior Financial Executives in March 2004.  Stockholders may request a free copy of our Code of Business Conduct and Code of Ethics from:

INTAC International, Inc.

Attention:  Chief Financial Officer

12221 Merit Drive, Suite 1350,

Dallas, TX 75251-2248, U.S.A.

(1) 469 916 9891

To date, there have been no waivers under our conduct of Business Conduct and Ethics.  We will post any waivers, if and when granted, of our Code of Ethics on our website at www.intac-asia.com.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Shares” of the Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

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

10.1                         Lease agreement by and between INTAC International Holdings, Ltd. and Realty Star Development Limited dated March 13, 2002 (filed as Exhibit 10.7 to Form 10-QSB for the quarter ended March 31, 2003 filed with the Commission on May 20, 2002 and incorporated herein by reference).

10.2                         Employment Agreement by and between the Registrant and J. David Darnell dated as of June 11, 2002 (Filed as Exhibit 10.1 to Form 10-QSB for the quarter June 30, 2002 filed with the Commission on August 20, 2002 and incorporated herein by reference).

10.3                           T-Mobile agreement (a translation of which was also filed) (Filed as Exhibit 10.3 to Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Commission on March 28, 2003 and incorporated herein by reference).

10.4                           Joint Venture Agreement for the establishment of Beijing INTAC Purun Educational Development Ltd by and among EMIC of the Ministry of Education P.R.C., China Putian Corporation and INTAC International Inc. (Filed as Exhibit 10.4 to Form 10-QSB for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 and incorporated herein by reference).

10.5                           Subscription and Investment Representation Agreement, dated as of September 15, 2003, between INTAC International, Inc. and an accredited investor (Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 and incorporated herein by reference).

10.6                           Assignment of Joint Venture Interest and Release of Debt agreement (filed herewith).

10.7                           Loan and Interest Pledge Agreement (filed herewith).

21.1                           List of Subsidiaries (filed herewith).

31.1                         Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

31.2                         Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

32.1                           Certification of Wei Zhou, President and Chief Executive Officer and J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

(b)                  Reports on Form 8-K

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

 (1)                               Audit Fees:  Fees for audit services provided by KBA Group LLP and its predecessor for 2003 and 2002 were approximately $103,850 and $97,258, respectively, including fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-QSB.  Fees for audit services provided by KPMG LLP for 2002 were $25,000, for the inclusion of their December 31, 2001 audit opinion within the 2002 Form 10-KSB.  No audits services were provided during 2003 by KPMG LLP.

(2)                                  Audit Related Fees:  KBA Group LLP did not bill the Company any audit related fees during 2003 or 2002.

(3)                                  Tax Fees:  Fees for tax services provided by KBA Group LLP for 2003 and 2002 were approximately $7,500 and $6,100, respectively.

(4)                                All Other Fees:  Fees for all other fees provided by KBA Group LLP for 2002 were approximately $5,800. No other fees were provided during 2003.

(5)                                  Audit Committee’s Pre-Approval Policies and Procedures:

(i)                                     The Audit Committee of the Board of Directors approves the scope of services and fees of the outside accountants on an annual basis, generally prior to the beginning of the services.

(ii)                                  The Audit Committee of the Board of Directors reviews approved 100% of the fees for the services above.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2004	INTAC INTERNATIONAL, INC.

By: /s/ Wei Zhou

Wei Zhou, President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wei Zhou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
Wei Zhou

/s/ J. David Darnell	Senior Vice President & Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2004
J. David Darnell

/s/ Theodore P. Botts	Director	March 30, 2004
Theodore P. Botts

/s/ Qi Feng	Director	March 30, 2004
Qi Feng

/s/ Kevin K. Jones	Director	March 30, 2004
Kevin K. Jones

/s/ Oliver Samwer	Director	March 30, 2004
Oliver Samwer

/s/ Hans Schuld	Director	March 30, 2004
Hans Schuld

/s/ Dr. Heinz-Gerd Stein	Director	March 30, 2004
Dr. Heinz-Gerd Stein

/s/ Larrie A. Weil	Director	March 30, 2004
Larrie A. Weil

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

10.1

Lease agreement by and between INTAC International Holdings, Ltd. and Realty Star Development Limited dated March 13, 2002 (filed as Exhibit 10.7 to Form 10-QSB for the quarter ended March 31, 2003 filed with the Commission on May 20, 2002 and incorporated herein by reference).

10.2

Employment Agreement by and between the Registrant and J. David Darnell dated as of June 11, 2002 (Filed as Exhibit 10.1 to Form 10-QSB for the quarter June 30, 2002 filed with the Commission on August 20, 2002 and incorporated herein by reference).

10.3

T-Mobile agreement (a translation of which was also filed) (Filed as Exhibit 10.3 to Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Commission on March 28, 2003 and incorporated herein by reference).

10.4

Joint Venture Agreement for the establishment of Beijing INTAC Purun Educational Development Ltd by and among EMIC of the Ministry of Education P.R.C., China Putian Corporation and INTAC International Inc. (Filed as Exhibit 10.4 to Form 10-QSB for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 and incorporated herein by reference).

10.5

Subscription and Investment Representation Agreement, dated as of September 15, 2003, between INTAC International, Inc. and an accredited investor (Filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003 filed with the Commission on November 14, 2003 and incorporated herein by reference).

10.6	Assignment of Joint Venture Interest and Release of Debt agreement (filed herewith).

10.7	Loan and Interest Pledge Agreement (filed herewith).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

31.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

32.1	Certification of Wei Zhou, President and Chief Executive Officer and J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

INTAC International, Inc.:

We have audited the accompanying consolidated balance sheets of INTAC International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTAC International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP
Dallas, Texas
January 31, 2004

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (expressed in U.S. dollars)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$2,810,574	$589,572
Restricted cash	2,800,000	—
Trade accounts receivable (net of allowance for doubtful accounts of $0 in 2003 and $2,521 in 2002)	4,000,286	730,504
Inventories	232,371	1,140,506
Foreign sales tax receivable	335,993	534,116
Deposits paid	250,133	1,197,428

Total current assets	10,429,357	4,192,126

Equipment, net	883,061	348,649
Other assets	499,682	107,410
Advances to officers of subsidiaries and employees	346,090	13,343
Internet portal database gateway	304,487	—
Goodwill	59,021	59,021

Total assets	$12,521,698	$4,720,549

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,577,408	$1,964,035
Short-term note payable to bank	2,728,202	—
Accrued expenses	480,069	335,716
Due to shareholder	99,084	281,279
Income taxes payable	—	39,598
Deposits received	221,389	202,839

Total current liabilities	5,106,152	2,823,467

Minority interest in consolidated joint venture	695,408	—

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,189,455 and 19,189,455 shares issued and outstanding, respectively	20,189	19,189
Additional paid-in capital	8,062,801	3,330,468
Accumulated deficit	(1,563,505)	(1,324,309)
Accumulated other comprehensive income (loss)	200,653	(128,266)

Total stockholders’ equity	6,720,138	1,897,082

Total liabilities and stockholders’ equity	$12,521,698	$4,720,549

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (expressed in U.S. dollars)

	For the year ended December 31,
	2003	2002

Revenues	$91,353,172	$84,835,480

Cost of goods sold	87,852,546	82,180,018
Cost of goods sold - related parties	—	935,922

Total cost of goods sold	87,852,546	83,115,940

Gross profit	3,500,626	1,719,540

Operating expenses
Distribution expenses	1,014,673	399,620
Selling, general and administrative expenses	2,768,750	2,321,776

Total operating expenses	3,783,423	2,721,396

Loss from operations	(282,797)	(1,001,856)

Other income (expenses)
Foreign currency exchange gain (loss)	(9,440)	182,555
Interest expense, net	(41,119)	(8,636)
Minority interest in loss of consolidated joint venture	65,809	—
Other income, net	28,351	51,182

Total other income (expenses)	43,601	225,101

Loss before income taxes	(239,196)	(776,755)

Income taxes	—	—

Net loss	$(239,196)	(776,755)

Net loss per share – basic and diluted	$(0.01)	(0.04)

Weighted average shares outstanding - basic and diluted	19,481,122	19,109,455

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Notes Receivable
	Shares	$	Capital	Shareholder

Balance at January 1, 2002	19,089,455	$19,089	$2,763,346	$(1,282)

Issuance of common stock	100,000	100	469,900	—

Proceeds from shareholder receivable	—	—	—	1,282

Compensation in connection with restricted stock award	—	—	97,222	—

Comprehensive loss
Net loss	—	—	—	—
Foreign currency translation	—	—	—	—

Total comprehensive loss

Balance at December 31, 2002	19,189,455	19,189	3,330,468	—

Issuance of common stock	1,000,000	1,000	4,499,000	—

Compensation in connection with restricted stock award	—	—	233,333	—

Comprehensive loss
Net loss	—	—	—	—
Foreign currency translation	—	—	—	—

Total comprehensive income

Balance at December 31, 2003	20,189,455	$20,189	$8,062,801	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(expressed in U.S. Dollars)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2002	$(547,554)	$1,399	$2,234,998

Issuance of common stock	—	—	470,000

Proceeds from shareholder receivable	—	—	1,282

Compensation in connection with restricted stock award	—	—	97,222

Comprehensive loss
Net loss	(776,755)	—	(776,755)
Foreign currency translation	—	(129,665)	(129,665)

Total comprehensive loss			(906,420)

Balance at December 31, 2002	(1,324,309)	(128,266)	1,897,082

Issuance of common stock	—	—	4,500,000

Compensation in connection with restricted stock award	—	—	233,333

Comprehensive income
Net loss	(239,196)	—	(239,196)
Foreign currency translation	—	328,919	328,919

Total comprehensive income			89,723

Balance at December 31, 2003	$(1,563,505)	$200,653	$6,720,138

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

	For the year ended December 31
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(239,196)	$(776,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	68,793	70,371
Minority interest	(65,809)	—
Compensation in connection with restricted stock award	233,333	97,222
Other comprehensive income (loss)	328,919	(129,665)
Gain on sale of equipment	(2,838)	—
Changes in operating assets and liabilities
Trade accounts receivable	(3,269,782)	(506,355)
Inventories	908,135	(1,139,686)
Foreign sales tax receivable	198,123	194,390
Deposits paid	947,295	(942,331)
Trade accounts payable and accrued expenses	(242,274)	2,007,398
Income taxes payable	(39,598)	—
Deposits received	18,550	202,839

Net cash used in operating activities	(1,156,349)	(922,572)

CASH FLOW FROM INVESTING ACTIVITIES:
Restricted cash deposit	(2,800,000)	—
Purchase of equipment	(637,523)	(374,914)
Purchase of other assets	(392,272)	(55,560)
Advances to officers of subsidiaries and employees	(332,747)	(13,343)
Proceeds from sale of equipment	37,156	—

Net cash used in investing activities	(4,125,386)	(443,817)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,500,000	470,000
Borrowings from bank	2,728,202	—
Investment into Intac Purun from joint venture partners	456,730	—
Borrowings (repayments) from shareholder, net	(182,195)	226,988

Net cash provided by financing activities	7,502,737	696,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,221,002	(669,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	589,572	1,258,973

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,810,574	$589,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$43,400	$8,636

Cash paid for taxes	$39,598	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:

Issuance of Intac Purun stock for the Internet portal database gateway	$304,487	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                  Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s principal operations involved the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China.   The Company has announced the redirection of its business plan from the traditional distribution of wireless handsets to the Internet portal business in China.

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun is being established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which will be made exclusively available to Intac Purun. Intac Purun intends to provide comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this database. This fee-based service will be primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.  The newly formed Internet joint venture is owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

(b)                                 Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited and Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”.  The Company has also consolidated the financial statements of Intac Purun, which is owned 45% by the Company.  All intercompany balances and transactions have been eliminated in consolidation.

In consolidating Intac Purun, the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights”, INTAC being designated as the operating partner for the joint venture and effective control that INTAC has through control of the Board of Directors.  INTAC appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder.  Accordingly, management has concluded that it is necessary to consolidate Intac Purun in order to properly reflect the substance of the Company’s control position.

(c)                                  Liquidity

As of December 31, 2003 and 2002, INTAC had an accumulated deficit of $1,563,505 and $1,324,309, respectively, primarily due to accumulated net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $220,000 in August 2002, $250,000 in December 2002 and $4.5 million in September 2003.  Proceeds of the $4.5 million private placement are being used to fund the Company’s participation in Intac Purun, as well as for working capital.

As of December 31, 2003 and 2002, INTAC maintained unrestricted cash of $2,810,574 and $589,572, respectively.   The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of December 31, 2003 and 2002, INTAC maintained working capital of $5,323,205 and $1,368,659, respectively.  The increase in working capital is primarily due to the equity financing of $4.5 million raised in September 2003, partially offset by the operating loss for the year ended December 31, 2003.

The Company believes that it currently has adequate capital for the next twelve months; however, long-term plans will require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of the Company's other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the existing short-term note.   Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, other than a short-term note payable, the Company does not have any other financing arrangements, nor does the Company have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)                                 Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has a restricted cash balance of $2.8 million which has not been included in cash and cash equivalents as it is the security on a short-term loan balance.

The Company maintains its cash in high quality financial institutions and does not believe any undue risk is associated with its cash balances. A large portion of the cash balances is maintained at one financial institution.

(e)                                  Concentration of Credit Risk and Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

(g)                                 Deposits Paid

Deposits paid are payments made to suppliers for down payments for wireless handsets and vehicles.

(h)                                 Equipment

Equipment is stated at cost less accumulated depreciation and any provisions for impairment losses required to reflect recoverable amounts.  Cost represents the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use.  Repairs and maintenance are expensed as incurred.  Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.

Depreciation is calculated to write off the cost of the fixed asset over the shorter of the useful life or remaining lease term of the asset, on a straight line basis, at the following annual rates:

Furniture and fixtures	20%
Leasehold improvements	20%
Motor vehicles	30%

(i)                                     Intangible Assets

Intangible assets include the legal right for exclusive access to a student database which is owned by the PRC Ministry of Education.  The access right to this student database has been recorded at an assigned value of $304,487.  This value represents the proportional value of the common shares issued for the access rights as relative to the cash received for all other shares issued.  Management has determined that this intangible asset has a finite life as contemplated by SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS 142”), and accordingly, this asset will be amortized over a five year life on a straight line basis.

Intangible assets also include recorded goodwill of $59,021 related to the New Tech acquisition in 2001.  This goodwill is attributable to the wireless handset segment.

In accordance with the accounting rules contained in SFAS 142, the Company reviews each indefinite lived intangible asset for impairment annually and when events or circumstances indicate that the asset might be impaired.  Impairment is measured as the amount by which the Company’s carrying value exceeds the fair value.  Should impairment be indicated, the impaired amount will be charged to expense.

(j)                                     Deposits Received

Deposits received are payments received from customers for down payments for wireless handsets and vehicles.

(k)                                  Revenue Recognition

Revenue is recognized when customers take delivery of the goods, which is taken to be the point in time where the customer has accepted the goods and the related risks and rewards of ownership. Certain sales arrangements provide the Company the right to receive a contingent payment based on sales made by the customers. Contingent payment revenue for these arrangements is recognized on a cash basis.

Receipts of cash in advance of shipment or delivery are recorded as deposits received.

(l)                                     Distribution Expenses

Distribution expenses are principally comprised of costs attributable to the shipping and handling of our products, such as freight and insurance.

(m)                               Income Taxes

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

(n)                                 Foreign Currency Translation

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

Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations.  Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders’ equity to reflect the long-term nature of this balance.  Previously, unrealized translation gains and losses were recorded in the statements of operations.  The effect of this change during the six months ended December 31, 2002 and during the year ended December 31, 2003 was to exclude an unrealized gain (loss) on foreign currency translation of $(130,631) and $328,919 from the respective statements of operations.  These amounts are included in other comprehensive income (loss) in stockholders’ equity.

(o)                                 Net Loss Per Share – Basic and Diluted

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. The diluted earnings per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options granted under the terms of the “2001 Long Term Incentive Plan” and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share because their effects are anti-dilutive at December 31, 2003 and 2002.

(p)                                 Segment Reporting

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

The Company is currently considered to be comprised of three reportable segments:  (i) career development services through the Company’s Internet portal (ii) distribution of wireless handsets and (iii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  As used herein, the measure of segment profit (loss) is not intended as either a substitute or replacement for operating income (as reported according to USGAAP), as a measure of the financial results of operations or cash flows from operations (as presented according to USGAAP).

(q)                                 Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(r)                                    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(s)                                  Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software, Lease or Otherwise Marketed,” internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.  Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activity and independent product testing and certification labs.  Software development costs not qualifying for capitalization are recorded as selling, general and administrative expense.  Capitalized software development costs, including purchased software, if any, are amortized after being put into use using the greater of the revenue method or the straight-line method generally with useful lives of three years or less.  At each balance sheet date, the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any product for which the net book value is in excess of net realizable value.  The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support.  No software development costs have been incurred through December 31, 2003.

(t)                                    Research and Development Costs

The Company incurs research and development costs that relate primarily to the development of new software and web development.  Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype, and other related expenses and are charged to expense as incurred.

(u)                                 Stock Option Plans and Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 (as amended), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (as amended).

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net loss and net loss per share for the years ended December 31, 2003 and 2002 would have been increased as follows:

	For the Year Ended December 31,
	2003	2002

Net loss, as reported	$(239,196)	$(776,755)
Add: Total stock-based employee compensation expense included in reported net loss	233,333	97,222
Deduct: Total stock-based employee compensation expense determined under fair value based method	(447,092)	(181,136)
Pro forma net loss	$(452,955)	$(860,669)

Net loss per share:
Basic and diluted —
As reported	$(0.01)	$(0.04)

Proforma	$(0.02)	$(0.05)

(v)                                 Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there are no claims, assessments and litigation against the Company.

(w)                               Fair Value of Financial Instruments

The carrying amounts of trade accounts receivable, foreign sales tax receivable, deposits paid and received, trade accounts payable and accrued expenses at December 31, 2003 and 2002 approximate their fair values because of the short maturity of these instruments.

2.  INVESTMENT IN INTAC PURUN

On January 15, 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  Intac Purun was formed in October 2003 with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  The Company invested $2.3 million in cash in the newly founded Internet joint venture as of December 31, 2003, owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

The Company conducts its Internet business solely in the PRC through Intac Purun, a 45% foreign owned enterprise.  In order to meet ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as Internet content provider, online stock trading and Internet access, in 2003, the Company made loans to Miss Zhang Wanqin and Miss Li Min.  Miss Zhang and Miss Li are the equity investors of Tianjin Weilian Investment Company Limited (“Tianjin Weilian”), a company incorporated in the PRC.  These loans were made to finance Miss Zhang and Miss Li, on behalf of the Company, for the purpose of establishing Tianjin Weilian which formed Intac Purun in October 2003 with Putian and the Ministry of Education in the PRC.  A total of 45% of the outstanding shares of Intac Purun, representing the 45% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Tianjin Weilian.  In March 2004, Intac Purun obtained the necessary licenses which allow INTAC to own directly, under PRC law, the shares totaling 45% of the shares of Intac Purun currently held by Tianjin Weilian.  As a result, the 45% owned by Miss Zhang and Miss Li have now been transferred to INTAC in full settlement of the loan.

As further described in the accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since incorporation of Intac Purun.  Intac Purun is incorporated and domiciled in China.

3.  INVENTORIES

As of December 31, 2003 and 2002, inventories consisted of the following:

	2003	2002

Wireless Handsets	$28,260	$638,541
Vehicles	204,111	501,965
	$232,371	$1,140,506

4.  EQUIPMENT, NET

As of December 31, 2003 and 2002, equipment consisted of the following:

	2003	2002

Furniture and fixtures	$307,519	$92,761
Leasehold improvements	91,779	20,513
Motor vehicles	664,272	312,773
Less: Accumulated depreciation and amortization	(180,509)	(77,397)
	$883,061	$348,649

5.  OTHER ASSETS

As of December 31, 2003 and 2002, other assets consisted of the following:

	2003	2002

Deposit for software development costs	$218,926	$—
Deposits and memberships	167,988	99,438
Miscellaneous	112,768	7,972
	$499,682	$107,410

6.  SHORT-TERM NOTE PAYABLE TO BANK

Short-term note payable to bank at December 31, 2003 consisted of a loan from a financial institution in China of $2,728,202 bearing interest at a rate of 5.06% per annum.  The loan is due on April 22, 2004.  The loan is secured by a $2.8 million deposit which is reflected as restricted cash in the December 31, 2003 consolidated balance sheet.

7.  CONCENTRATION OF RISKS

One customer accounted for more that 10% of the Company’s sales for the year ended December 31, 2003, as follows:

Company	Sales percentage

Mr. Lam	68.6%

The Company’s product suppliers were concentrated in one vendor for the year ended December 31, 2003, as follows:

Company	Purchase percentage

Deutsche Telekom	83.8%

Two customers each accounted for more that 10% of the Company’s sales for the year ended December 31, 2002, as follows:

Company	Sales percentage

Mr. Lam	13%
238 Telecom Limited	12%

The Company’s product suppliers were concentrated in three vendors for the year ended December 31, 2002, as follows:

Company	Purchase percentage

Deutsche Telekom	29%
Wai Luen International Trading Company	14%
Michel Communication GmbH	11%

8.  INCOME TAXES

Deferred tax assets at December 31, 2003 and 2002 of $228,068 and $401,304 consist principally of the income tax benefit from net operating losses generated for U.S., Hong Kong, China and German income tax reporting purposes.  The tax benefit from each tax jurisdiction has been fully reserved through a valuation allowance as the ability of the Company to generate taxable income to utilize these losses is uncertain.

The net operating losses available at December 31, 2003, to offset future taxable income in the U.S., Hong Kong, China, and Germany are $0, $605,000, $168,000 and $328,485, respectively.  The tax rates for Hong Kong, China and Germany are 17.5%, 33% and 26.375% respectively. The net operating losses generated in Hong Kong expire beginning in 2007 if not utilized.  The net operating losses generated in Germany and China have no expiration date and carry forward indefinitely.

The Company is subject to income taxes on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.  During the year ended December 31, 2003, the Company did not generate any taxable income in any jurisdiction.  The Company's U.S. losses have been allocated to the operating subsidiaries based upon each subsidiary's gross profit margin to the gross margin of the Hong Kong and China subsidiaries in total.

Income tax expense attributable to loss from operations for the year ended December 31, 2003 and 2002, differed from the amounts computed by applying the U.S. income tax rate of 34% to the tax loss from operations as indicated in the table below:

	2003	2002

Computed “expected” tax expense	$(81,327)	$(264,097)
Rate differences, including allocation of U.S. losses to subsidiaries and change in estimates from the prior year	244,309	46,051
Change in valuation allowance	(173,325)	220,646
Other	10,343	(2,600)
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003, are presented below:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$247,866	$373,342
Depreciation of fixed assets	—	27,962
Total deferred tax assets	247,866	401,304
Deferred tax liabilities:
Depreciation of fixed assets	(19,797)	—
Less valuation allowance	(228,069)	(401,304)
Net deferred tax assets	$—	$—

9.  RELATED PARTY TRANSACTIONS

(a)                                  As of December 31, 2003 and 2002, the Company’s majority shareholder, Mr. Wei Zhou was the beneficial owner of 59.2% and 62.3% respectively, of the Company’s issued outstanding common stock.

(b)                                 Mr. Zhou is the CEO, President, Treasurer and Director of the Company. As of December 31, 2003 and 2002, Mr. Zhou had made net advances to the Company amounting to $99,084 and $281,279, respectively.

(c)                                  Prior to August 31, 2001, Mr. Zhou held a 50% equity interest in Tai Pan, a principal supplier of the Company. On August 31, 2001, Mr. Zhou sold his 50% equity interest in Tai Pan to his wife, Ms Yiling Huang. During the year ended December 31, 2003 and 2002, total cost of goods sold relating to products supplied by Tai Pan was $0 and $935,922.

(d)                                 The Company issued 10,000 HK$1 ordinary shares to a shareholder for $1,282, which was paid during the year ended December 31, 2002. At December 31, 2002, $1,282 of notes receivable from the shareholder is accounted for as a reduction of stockholders’ equity in the accompanying consolidated financial statements.

10.  STOCKHOLDERS’ EQUITY

(a) COMMON STOCK

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

(b) STOCK OPTIONS AND STOCK AWARDS

On November 28, 2001, INTAC adopted a stock purchase plan entitled the “2001 Long Term Incentive Plan” to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of the Company and to align their interests with the interests of the Company’s shareholders. The Company has authorized 2,500,000 shares to be available for grant as part of the long term incentive plan.  Options are generally granted at fair value on the date of issuance.

On November 3, 2003, the Company made a stock option grant to one of its Directors to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.89 per share representing the market value on the date of grant.  This stock option vests in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted in 2003, estimated on the date of grant using the Black-Scholes options pricing model, was $3.85.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 66%; risk-free interest rate of 2.1%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

10.  STOCKHOLDERS’ EQUITY (CONTINUED)

(b) STOCK OPTIONS AND STOCK AWARDS (CONTINUED)

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant under the Company’s “2001 Long Term Incentive Plan” and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  The total market value of the stock award totaled $700,000 at the date of grant.  This amount is being amortized and expensed over the three year vesting period.  The Company’s amortization in connection with the stock award resulted in a non-cash compensation charge of $233,333 and $97,222 during the years ended December 31, 2003 and 2002, respectively.  At December 31, 2003, 100,000 options and 66,667 shares of restricted stock are exercisable and all options expire, if unexercised, on July 29, 2009.  The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

A summary of stock option activity and related information for the years ended December 31, 2003 and 2002 is as follows:

	2003		2002
Plan Category	Number of options	Weighted-average exercise price	Number of options	Weighted-average exercise price

Outstanding at beginning of year	300,000	$3.50	—
Grant	50,000	$9.89	300,000	$3.50
Exercise	—	—	—	—
Total	350,000	$4.41	300,000	$3.50
Options exercisable at end of year	100,000	$3.50	—	—

Information related to stock options outstanding at December 31, 2003, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/03	Weighted Average Exercise Price
$3.50	300,000	5.6 years	$3.50	100,000	$3.50
$9.89	50,000	6.8 years	$9.89	—	—
	350,000	5.77 years	$4.41	100,000	$3.50

Total stock options outstanding at December 31, 2003 and 2002, respectively are not included in the diluted earnings per share computation because they are antidilutive.

11.  SEGMENT REPORTING

The Company is currently considered to be comprised of three reportable segments:  (i) career development services through the Company’s Internet portal (ii) distribution of wireless handsets and (iii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is evaluated regularly by the chief financial officer in determining the performance of the business.  Information regarding operating segments as of and for the years ended December 31, 2003 and 2002 is presented in the following tables:

	Revenues	Segment profit (loss)
Year Ended December 31, 2003
Wireless handset distribution segment	$88,331,563	$(177,884)
Automobile distribution segment	3,021,609	90,617
Internet portal segment	—	(126,737)
Total	$91,353,172	$(214,004)

Year Ended December 31, 2002
Wireless handset distribution segment	$83,535,285	$(957,120)
Automobile distribution segment	1,300,195	25,635
Internet portal segment	—	—
Total	$84,835,480	$(931,485)

A reconciliation from the segment information to the net loss for the years ended December 31, 2002 and 2003, is as follows:

	2003	2002

Segment loss	$(214,004)	$(931,485)
Depreciation	(68,793)	(70,371)
	(282,797)	(1,001,856)
Other income	18,911	233,737
Minority interest	65,809	—
Interest expense (net)	(41,119)	(8,636)
Income taxes	—	—
Net loss	$(239,196)	$(776,755)

Total assets for the operating segments at December 31, 2003 and 2002, are as follows:

	2003	2002

Wireless handset distribution segment	$5,880,004	$3,845,175
Automobile distribution segment	852,243	875,374
Internet portal segment	5,789,451	—
Total	$12,521,698	$4,720,549

Total assets based on their geographic location at December 31, 2003 and 2002, are as follows:

	2003	2002

Europe	$537,660	$1,279,900
Asia	11,933,000	3,433,197
United States	51,038	7,452
Total	$12,521,698	$4,720,549

The percentage of total revenue based upon the destination of the sale by geographic sector:

	2002	2002

Europe	5.6%	24.6%
Asia	94.4%	75.4%
Total	100.0%	100.0%

The percentage of total revenue based upon the origin of the sale by geographic sector:

	2003	2002

Europe	7.1%	43.5%
Asia	92.9%	56.5%
Total	100.0%	100.0%

12.  COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the total future minimum lease payments under non-cancelable operating leases of the Company’s office facilities are as follows:

2004	$168,093
2005	102,804
2006	45,735
2007	11,433
thereafter	—
$328,065

For the year ended December 31, 2003 and 2002, rental expense which is included in selling, general and administrative expense amounted to $147,972 and $101,291, respectively.

There are uncertainties regarding the legal basis of the Company’s ability to operate an Internet portal business in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate better. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2003, the Company has a short-term deposit of $2.8 million reflected as restricted cash.  This is security for a short-term note payable to bank consisting of a loan from a financial institution in China of $2,728,202 bearing interest at a rate of 5.06% per annum. The carrying value of this short-term deposit and note payable approximate fair value since the term of the underlying deposit and note payable is short-term at the reporting date.

The fair value of advances to employees approximates the carrying value of this asset because of the short term nature of the balance.

14.  IMPACT OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The adoption of this Statement in January 2003 had no effect on the Company’s financial statements.

15.  SIGNIFICANT FOURTH QUARTER ADJUSTMENT

In December 2003, the Company entered into an agreement with a major customer whereby the customer would pay an additional premium of $753,398 to the Company.  The premium was recorded as an increase in revenue in the fourth quarter of 2003.