Form 10-Q
period 2004-03-31
INTAC INTERNATIONAL INC
filed 2004-05-17
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,989,455 shares of $.001 par value Common Stock outstanding as of May 17, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,451,928	$2,810,574
Restricted cash	2,500,000	2,800,000
Trade accounts receivable (net of allowance for doubtful accounts of $0, respectively)	3,186,775	4,000,286
Inventories	776,258	232,371
Foreign sales tax receivable	10,900	335,993
Advances to officers of subsidiaries and employees	876,276	—
Deposits paid	355,092	250,133

Total current assets	9,157,229	10,429,357

Equipment, net	979,685	883,061
Other assets	656,622	499,682
Advances to officers of subsidiaries and employees	—	346,090
Internet portal database gateway, net	289,263	304,487
Goodwill	59,021	59,021

Total assets	$11,141,820	$12,521,698

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,157,716	$1,577,408
Short-term note payable to bank	2,435,895	2,728,202
Accrued expenses	438,199	480,069
Due to shareholder	98,665	99,084
Deposits received	222,746	221,389

Total current liabilities	4,353,221	5,106,152

Minority interest in consolidated joint venture	581,749	695,408

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,189,455 shares issued and outstanding	20,189	20,189
Additional paid-in capital	8,121,133	8,062,801
Accumulated deficit	(2,082,376)	(1,563,505)
Accumulated other comprehensive income	147,904	200,653

Total stockholders’ equity	6,206,850	6,720,138

Total liabilities and stockholders’ equity	$11,141,820	$12,521,698

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$8,435,170	$8,012,092
Cost of goods sold	8,075,767	7,784,824
Gross profit	359,403	227,268

Operating expenses
Distribution expenses	130,412	68,507
Selling, general and administrative expenses	871,087	651,437
Total operating expenses	1,001,499	719,944

Loss from operations	(642,096)	(492,676)

Other income (expenses)
Foreign currency exchange gain (loss)	29,760	(4,397)
Interest expense, net	(25,549)	(3,418)
Minority interest in loss of consolidated joint venture	113,659	—
Other income, net	5,355	8,295
Total other income (expenses)	123,225	480

Loss before income taxes	(518,871)	(492,196)
Income taxes	—	—

Net loss	$(518,871)	$(492,196)

Net loss per share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	20,189,455	19,189,455

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flow from operating activities:
Net loss for the period	$(518,871)	$(492,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	46,421	24,479
Amortization of internet portal database gateway	15,224	—
Minority interest	(113,659)	—
Compensation in connection with restricted stock award	58,332	58,332
Other comprehensive income (loss)	(52,749)	20,034
Loss on sale of equipment	3,387	—
Changes in operating assets and liabilities:
Trade accounts receivable	813,511	116,077
Inventories	(543,887)	229,258
Foreign sales tax receivable	325,093	428,886
Advances to officers of subsidiaries and employees	(530,186)	—
Deposits paid	(104,959)	614,708
Trade accounts payable and accrued expenses	(461,562)	(1,640,010)
Income taxes payable	—	(39,598)
Deposits received	1,357	351,808
Net cash used in operating activities	(1,062,548)	(328,222)

Cash flow from investing activities:
Restricted cash deposit	300,000	—
Purchase of equipment	(146,432)	(16,333)
Purchase of other assets	(156,940)	(11,110)
Net cash used in investing activities	(3,372)	(27,443)

Cash flow from financing activities:
Borrowings from bank	(292,307)	—
Repayment of borrowings from shareholder, net	(419)	(86,294)
Net cash used in financing activities	(292,726)	(86,294)

Net decrease in cash and cash equivalents	(1,358,646)	(441,959)

Cash and cash equivalents at beginning of period	2,810,574	589,572

Cash and cash equivalents at end of period	$1,451,928	$147,613

Supplemental disclosure of cash flow information:

Cash paid for interest	$28,355	$3,418

Cash paid for taxes	$—	$39,598

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which is being made exclusively available to Intac Purun. Intac Purun will provide comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this database. This fee-based service will be primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.  The newly formed Internet joint venture is owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003, are unaudited (except for the December 31, 2003 balance sheet, which was derived from the Company’s audited consolidated financial statements). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b)                                  Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited and Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”.  The Company has also consolidated the financial statements of Intac Purun, which is owned 45% and controlled by the Company.  All intercompany balances and transactions have been eliminated in consolidation.

In consolidating Intac Purun, the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights.” INTAC is designated as the operating partner for the joint venture and has effective control through control of the Board of Directors.  INTAC appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder.  Accordingly, management has concluded that it is necessary to consolidate Intac Purun in order to properly reflect the substance of the Company’s control position.

(c)                                  Liquidity

As of March 31, 2004 and December 31, 2003, INTAC had an accumulated deficit of $2,082,376 and $1,563,505, respectively, primarily due to net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $4.5 million in September 2003.  Proceeds of the $4.5 million private placement were used to fund the Company’s participation in Intac Purun, as well as for working capital.  The Company also raised equity financing of $12.0 million in May 2004.  Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes.  The Company has agreed to file a registration statement with the Securities and Exchange Commission, registering the resale of the shares.

As of March 31, 2004 and December 31, 2003, INTAC maintained unrestricted cash of $1,451,928 and $2,810,574, respectively.   The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2004 and December 31, 2003, INTAC maintained working capital of $4,804,008 and $5,323,205, respectively.  The decrease in working capital is primarily due to the net loss of the Company and an increase in equipment and other assets, partially offset by a decrease in advances.

The Company believes that it currently has adequate capital for at least the next twelve months; however, longer-term plans may require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of the Company’s other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its longer-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, the Company does not have any other financing arrangements, nor does the Company have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)                                  Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At March 31, 2004 and December 31, 2003 there was no allowance for uncollectible accounts.

(e)                                  Foreign Currency Translation

The functional currency of the Company is the Hong Kong dollar (“HK$”). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income in stockholders’ equity. Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expenses) in the accompanying statements of operations.

(f)                                    Net Loss Per Share – Basic and Diluted

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options granted under the terms of the “2001 Long Term Incentive Plan” and the restricted stock award were not included in the computation of diluted loss per share because their effects are anti-dilutive at March 31, 2004 and 2003.

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

(h)                                 Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed,” internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.  Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activity and independent product testing and certification labs.  Software development costs not qualifying for capitalization are recorded as selling, general and administrative expense.  Capitalized software development costs, including purchased software, if any, are amortized after being put into use, using the greater of the revenue method or the straight-line method generally with useful lives of three years or less.  At each balance sheet date, the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any product for which the net book value is in excess of net realizable value.  The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support.  No software development costs have been incurred through March 31, 2004.

(i)                                    Research and Development Costs

The Company incurs research and development costs that relate primarily to the development of new software and web development.  Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype, and other related expenses and are charged to expense as incurred. No research and development costs have been incurred through March 31, 2004.

(j)                                    Stock Option Plans and Stock-Based Compensation

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

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net loss and net loss per share for the three months ended March 31, 2004 and 2003, would have been increased as follows:

	For the three months ended March 31,
	2004	2003

Net loss, as reported	$(518,871)	$(492,196)
Add: Total stock-based employee compensation expense included in reported net loss	58,332	58,332
Deduct: Total stock-based employee compensation expense determined under fair value based method	(104,103)	(50,348)
Pro forma net loss	$(564,642)	$(484,212)

Net loss per share:
Basic and diluted —
As reported	$(0.03)	$(0.03)

Proforma	$(0.03)	$(0.03)

2.                                      INVENTORIES

Inventories for wireless handsets are stated at the lower of cost or net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.  At March 31, 2004, inventory consisted of wireless handsets totaling $696,196 and vehicles totaling $80,062.

3.                                      INVESTMENT IN INTAC PURUN

On January 15, 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  Intac Purun was formed in October 2003 with China Putian Corporation and the Ministry of Education in The People’s Republic of China (“PRC”).  The Company invested $2.3 million in cash in the newly founded Internet joint venture as of March 31, 2004, owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

The Company conducts its Internet business solely in the PRC through Intac Purun, a 45% foreign owned enterprise.  In order to meet ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as Internet content provider, online stock trading and Internet access, in 2003, the Company made loans to Miss Zhang Wanqin and Miss Li Min.  Miss Zhang and Miss Li are the equity investors of Tianjin Weilian Investment Company Limited (“Tianjin Weilian”), a company incorporated in the PRC.  These loans were made to finance Miss Zhang and Miss Li, on behalf of the Company, for the purpose of establishing Tianjin Weilian which formed Intac Purun in October 2003 with Putian and the Ministry of Education in the PRC.  A total of 45% of the outstanding shares of Intac Purun, representing the 45% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Tianjin Weilian.  In March 2004, Intac Purun obtained the necessary licenses which allow INTAC to own directly, under PRC law, the shares totaling 45% of the shares of Intac Purun held by Tianjin Weilian.  As a result, the 45% owned by Miss Zhang and Miss Li were transferred to INTAC in full settlement of the loan.

As further described in the accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since incorporation of Intac Purun.  Intac Purun is incorporated and domiciled in China.

4.                                      OTHER ASSETS

As of March 31, 2004 and 2003, other assets consisted of the following:

	2004	2003

Deposit for software development costs	$218,926	$218,926
Deposits and memberships	187,449	167,988
Miscellaneous	250,247	112,768
	$656,622	$499,682

5.                                      SHORT-TERM NOTE PAYABLE TO BANK

Short-term note payable to bank at March 31, 2004 consisted of a loan from a financial institution in China of $2,435,895 bearing interest at a rate of 5.06% per annum.  The loan was secured by a $2.5 million deposit which is reflected as restricted cash in the March 31, 2004 consolidated balance sheet.  This loan has subsequently been paid in full in May 2004.

6.                                      INCOME TAXES

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

For the three months ended March 31, 2004 and 2003, there was no income tax expense due to net operating losses for each of the tax jurisdictions and the availability of previous net operating losses to offset future taxable income.  A deferred tax asset related to the net operating losses has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

7.                                      ADVANCES FROM SHAREHOLDER

As of March 31, 2004, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $98,665 to the Company.   The Company made net repayments of $419 during the three months ended March 31, 2004.

8.                                      STOCKHOLDERS’ EQUITY

(a)                                  Common Stock

In May 2004, the company issued 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder.

(b)           Stock Options

On March 2, 2004 and March 11, 2004, the Company completed a stock option grant to four of its Directors to purchase 50,000 shares of the Company’s common stock (an aggregated of 200,000 shares) at an exercise price of $15.75 per share for three of the Directors and $14.72 per share for the remaining Director, representing the market values on the date of each grant.  These stock options vest in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted on March 2, 2004 and March 11, 2004, estimated on the date of grant using the Black-Scholes options pricing model, was $6.44 and $6.02, respectively.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 59%; risk-free interest rate of 2.0%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

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

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  As a result of the restricted stock award, a non-cash compensation charge of $58,322 was recorded in the statement of operations for the three months ended March 31, 2004. The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

9.                                      SEGMENT REPORTING

The Company is currently considered to be comprised of three reportable segments:  (i) career development services through the Company’s Internet portal (ii) distribution of wireless handsets and (iii) distribution of automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business.  Information regarding operating segments as of and for the three months ended March 31, 2004 and 2003, is presented in the following tables:

	Revenues	Segment loss
Three months ended March 31, 2004
Wireless handset distribution segment	$8,337,824	$(344,531)
Automobile distribution segment	97,346	(35,700)
Internet portal segment	—	(200,220)
Total	$8,435,170	$(580,451)

Three months ended March 31, 2003
Wireless handset distribution segment	$7,315,377	$(443,608)
Automobile distribution segment	696,715	(24,589)
Internet portal segment	—	—
Total	$8,012,092	$(468,197)

A reconciliation from the segment information to the net loss for the three months ended March 31, 2004 and 2003, is as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003

Segment loss	$(580,451)	$(468,197)
Depreciation and amortization	(61,645)	(24,479)
	(642,096)	(492,676)
Other income (expense)	35,115	3,898
Minority interest	113,659	—
Interest income (expense) (net)	(25,549)	(3,418)
Net loss	$(518,871)	$(492,196)

Total assets for the operating segments at March 31, 2004 and December 31, 2003, are as follows:

	2004	2003

Wireless handset distribution segment	$5,739,617	$5,880,004
Automobile distribution segment	235,174	852,243
Internet portal segment	5,167,029	5,789,451
Total	$11,141,820	$12,521,698

Total assets based on their geographic location at March 31, 2004 and December 31, 2003, are as follows:

	2004	2003

Europe	$634,767	$537,660
Asia	10,448,003	11,933,000
United States	59,050	51,038
Total	$11,141,820	$12,521,698

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  These statements include, without limitation, the following:

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

•                       the highly competitive and constantly changing nature of the international wireless and automobile distribution industries; and

•                       other factors including those detailed under the heading “Business Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Overview

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Our objective in 2004 is to further enhance the business prospects and opportunities afforded by the unique database of graduate students available to Intac Purun.  The Company is exploring an array of premium products and services which will be made available through our Internet portal business.  The portal is being tailored to meet the ever-growing student demand for these types of products and services.

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

Although we will de-emphasize the wireless handset and automobile distribution business, a significant portion of short-term revenues will be generated by this business.  At the present time, we are continuing to assemble an experienced management team for Intac Purun in order to execute an effective business plan while at the same time, insuring that the joint venture has adequate capital to accomplish its goals.  Intac Purun is expected to generate revenues in the second quarter of 2004.

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

In May 2004, the Company issued 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder. Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes. The Company has agreed to file a registration statement with the Securities and Exchange Commission, registering the resale of the shares.

We believe that we currently have adequate capital for at least the next twelve months; however, longer-term plans may require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  Growing our business requires additional working capital.  Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery.  Also in some cases, we will give minimal credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  In addition, we must absorb the losses of our Internet portal business until such time as its revenue levels allow it to reach and sustain a breakeven point.  Total losses of the Internet portal business were approximately $227,000 for the quarter ended March 31, 2004.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our longer-term growth plans.

In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source in addition to the short-term note which was repaid after March 31, 2004.  Unless we are able to continue to improve our operating performance, additional outside financing required to execute our longer-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

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

Results of Operations for the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003

Revenues	$8,435,170	$8,012,092
Cost of goods sold	8,075,767	7,784,824
Gross profit	359,403	227,268

Operating expenses
Distribution expenses	130,412	68,507
Selling, general and administrative expenses	871,087	651,437
Total operating expenses	1,001,499	719,944

Loss from operations	(642,096)	(492,676)

Other income (expenses)
Foreign currency exchange gain (loss)	29,760	(4,397)
Interest expense, net	(25,549)	(3,418)
Minority interest in loss of consolidated joint venture	113,659	—
Other income, net	5,355	8,295
Total other income (expenses)	123,225	480

Loss before income taxes	(518,871)	(492,196)
Income taxes	—	—

Net loss	$(518,871)	$(492,196)

Net loss per share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	20,189,455	19,189,455

Results of Operations for the Three Months Ended March 31, 2004, Compared to the Three Months Ended March 31, 2003

Revenue:  Revenue increased by $423,078, or 5.3%, to $8.4 million for the three months ended March 31, 2004, from $8.0 million for the same quarter in 2003. The increases in revenues are due to an increase in sales volume and no material increase in sales prices.  This revenue was comprised of the distribution of wireless handsets ($8.3 million) and the distribution of automobiles ($0.1 million) for the three months March 31, 2004.  This revenue was comprised of the distribution of wireless handsets ($7.3 million) and the distribution of automobiles ($0.7 million) for the three months ended March 31, 2003.  The first quarter is typically negatively affected by seasonality issues associated with the wireless handset market in China. No revenues were generated from our Internet portal business in the first quarter; however, we expect our first revenues from our Internet portal business in the second quarter of 2004.  Based upon the prior year and Company projections, we anticipate revenues to continue to increase for the remainder of 2004.

Gross Profit: Gross profit increased by $132,135 to $359,403 for the three months ended March 31, 2004 from $227,268 for the same quarter in 2003. The gross margin increased by 1.5% to 4.3% for the three months ended March 31, 2004 from 2.8% for the same quarter in 2003.  The increase is due to the realization of a higher margin on the wireless handset distribution sales due to a higher end product mix.

Operating Expenses:  Distribution expenses increased by $61,905 to $130,412 for the three months ended March 31, 2004 from $68,507 for the same quarter in 2003, and as a percentage of revenue, increased to 1.5% in 2004 from 0.9% in 2003.  These costs increased due to overall price increases from common carriers, special logistics arrangements required for delivery of certain products and the impact of the increasing strength of the Euro.

Selling, general and administrative expenses increased by $219,650 to $871,087 for the three months ended March 31, 2004 from $651,437 for the same quarter in 2003, and as a percentage of revenue, increased to 10.3% in 2004 from 8.1% in 2003.  This overall increase in total expense has been primarily due to the formation of our new Internet joint venture, Intac Purun, in October 2003.  The overall impact of increased costs from Intac Purun in the three months ended March 31, 2004 was $227,318.  Specifically, for the three months ended March 31, 2004, the significant components of the overall increase are $80,000 that relates to increased salary and staff costs, $90,000 relates to rents and occupancy cost, $74,000 relates to professional and banking service costs, and $15,000 relates to the amortization of the Company’s Internet portal database gateway, partially offset by a decrease of $57,000 relating to promotion and business development costs.

Loss from operations:  Loss from operations for the three months ended March 31, 2004 and 2003 was $642,096 and $492,676, respectively.  This decline in operating results has been primarily due to operating expenses of our new Internet joint venture, Intac Purun, without accompanying revenues.  Excluding these additional expenses, operating results would have improved for the three months ended March 31, 2004, by approximately $78,000, primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

Other income (expenses):  Foreign currency exchange gain was $29,760 for the three months ended March 31, 2004, as compared to a loss of $4,397 for the same period in 2003. This increase was due to the increasing strength of the Euro, in which many of our inventory purchases are made.

Interest expense, net was $25,549 for the three months ended March 31, 2004, as compared to $3,418 for the same period in 2003. This increase was due to the short-term note payable to the bank.

Minority interest in the loss of the consolidated joint venture was $113,659 for the three months ended March 31, 2004, as compared to $0 for the same period in 2003. This relates to Intac Purun and represents the portion of the loss attributable to the other joint venture partners.

Net loss:  Net loss for the three months ended March 31, 2004 was $518,871 as compared to a net loss of $492,196 for the three months ended March 31, 2003.  This increase in net loss was primarily due to operating expenses related to our new Internet joint venture, Intac Purun, without accompanying revenues.  Excluding additional expenses related to Intac Purun, net loss would have improved for the three months ended March 31, 2004, by approximately $87,000, primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses excluding those associated with Intac Purun.

Liquidity and Capital Resources

We maintained unrestricted cash of $1,451,928 as of March 31, 2004 and working capital of $4,804,008 as of that date.

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

As of March 31, 2004 and December 31, 2003, INTAC maintained unrestricted cash of $1,451,928 and $2,810,574, respectively.   The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2004 and December 31, 2003, INTAC maintained working capital of $4,804,008 and $5,323,205, respectively.  The decrease in working capital is primarily due to the net loss of the Company and an increase in equipment and other assets, partially offset by a decrease in advances.

For the three months ended March 31, 2004, cash used in operating activities totaled $1,062,548.  The use of funds was primarily due to the net loss of the Company, a decrease in trade accounts payable and accrued expenses and an increase in inventories, and advances made to officers of subsidiaries and employees, partially offset by a decrease in trade accounts receivable, foreign sales tax receivable and deposits paid.  For the three months ended March 31, 2003, cash used in operating activities totaled $328,222. The use of funds was primarily due to the net loss of the Company and a decrease in trade accounts payable and accrued expenses, partially offset by a decrease in trade accounts receivable, inventories, foreign sales tax receivable and deposits paid, and an increase in deposits received.

For the three months ended March 31, 2004, cash used in investing activities amounted to $143,372 due to the purchase of equipment and other assets, partially offset by the restricted cash deposit.  For the three months ended March 31, 2003, cash used in investing activities amounted to $27,443 due to the purchase of equipment and other assets.

For the three months ended March 31, 2004, cash used in financing activities amounted to $292,726 primarily due to the partial repayment of the borrowings from bank.  For the three months ended March 31, 2003, cash used in financing activities amounted to $86,294 due to the net repayment of borrowings from a shareholder.

The Company has a short-term note payable to bank at March 31, 2004 consisting of a loan from a financial institution in China of $2,435,895, bearing interest at a rate of 5.06% per annum.  The loan was repaid on April 26, 2004.  The loan is secured by a $2.5 million deposit which is reflected as restricted cash in the consolidated balance sheet.  The loan was transacted due to foreign exchange controls in the People’s Republic of China which limits the transfer of cash flows in and out of the country.  The loan financed the service providers license, hardware, software and the start-up costs associated with Intac Purun.

In May 2004, the company issued 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder.  Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes. The Company has agreed to file a registration statement with the Securities and Exchange Commission, registering the resale of the shares.

The Company currently has adequate capital for at least the next twelve months; however, longer-term plans may require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its longer-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party except for those currently disclosed. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see "Business Risk Factors" in INTAC International, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities  Exchange Act of 1934, as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information  required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company,  including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.  In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter or from the date of our review.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Date: May 17, 2004

	By:	/s/ J. David Darnell
J. David Darnell
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002