Form 10-Q
period 2004-06-30
INTAC INTERNATIONAL INC
filed 2004-08-16
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,989,455 shares of $.001 par value Common Stock outstanding as of August 16, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,360,550	$2,810,574
Restricted cash	—	2,800,000
Trade accounts receivable (net of allowance for doubtful accounts of $0 for both periods)	4,590,797	4,000,286
Inventories	667,060	232,371
Foreign sales tax receivable	420,449	335,993
Deposits paid	117,257	250,133
Advances to officers of subsidiaries and employees	33,286	—

Total current assets	17,189,399	10,429,357

Equipment, net	989,266	883,061
Other assets	503,329	499,682
Advances to officers of subsidiaries and employees	—	346,090
Internet portal database gateway, net	284,188	304,487
Goodwill	1,230,327	59,021

Total assets	$20,196,509	$12,521,698

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$315,497	$1,577,408
Short-term note payable to bank	—	2,728,202
Accrued expenses	488,909	480,069
Due to shareholder	140,377	—
Income taxes payable	100,283	99,084
Deposits received	14,103	221,389

Total current liabilities	1,059,169	5,106,152

Minority interest in consolidated joint venture	48,412	695,408

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,989,455 and 20,189,455 shares issued and outstanding, respectively	20,989	20,189
Additional paid-in capital	20,148,507	8,062,801
Accumulated deficit	(1,209,014)	(1,563,505)
Accumulated other comprehensive income	128,446	200,653

Total stockholders’ equity	19,088,928	6,720,138

Total liabilities and stockholders’ equity	$20,196,509	$12,521,698

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$22,770,899	$26,163,360	$31,206,069	$34,175,452
Cost of goods sold	20,441,721	25,065,237	28,517,488	32,850,060
Gross profit	2,329,178	1,098,123	2,688,581	1,325,392

Operating expenses
Distribution expenses	272,800	182,221	403,212	250,728
Selling, general and administrative expenses	1,249,687	709,600	2,120,774	1,361,037
Total expenses	1,522,487	891,821	2,523,986	1,611,765

Income (loss) from operations	806,691	206,302	164,595	(286,373)

Other income (expenses)
Foreign currency exchange gain (loss)	(28,858)	7,528	902	3,131
Interest income (expense), net	16,870	(3,886)	(8,679)	(7,305)
Minority interest in loss of consolidated joint venture	204,644	—	318,303	—
Other income, net	2,960	14,196	8,315	22,491
Total other income	195,616	17,838	318,841	18,317

Income (loss) before income taxes	1,002,307	224,140	483,436	(268,056)
Income taxes	(128,945)	—	(128,945)	—

Net income (loss)	$873,362	$224,140	$354,491	$(268,056)

Net income (loss) per share – basic	$0.04	$0.01	$0.02	$(0.01)

Net income (loss) per share – diluted	$0.04	$0.01	$0.02	$(0.01)

Weighted average number of shares outstanding – basic	20,456,122	19,189,455	20,322,788	19,189,455

Weighted average number of shares outstanding – diluted	20,898,939	19,479,034	20,767,863	19,189,455

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss) for the period	$354,491	$(268,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of equipment	102,046	43,154
Amortization of internet portal database gateway	20,299	—
Minority interest in loss of consolidated joint venture	(318,303)	—
Compensation in connection with restricted stock award	116,664	116,664
Other comprehensive income (loss)	(72,207)	24,720
Loss on sale of equipment	15,695	—
Changes in operating assets and liabilities:
Trade accounts receivable	(590,511)	(1,026,979)
Inventories	(434,689)	730,779
Foreign sales tax receivable	(84,456)	442,667
Deposits paid	132,876	230,386
Advances to officers of subsidiaries and employees	312,804	—
Trade accounts payable and accrued expenses	(1,253,071)	(23,646)
Income taxes payable	100,283	(39,598)
Deposits received	(207,286)	(18,910)
Net cash provided by (used in) operating activities	(1,805,365)	211,181

Cash flows from investing activities:
Restricted cash deposit	2,800,000	—
Purchase of equipment	(223,946)	(22,246)
Purchase of other assets	(3,647)	(21,851)
Net cash provided by (used in) investing activities	2,572,407	(44,097)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	11,969,843	—
Incremental purchase of Intac Purun shares	(1,500,000)	—
Borrowings from (payments to) shareholder, net	41,293	(50,041)
Repayments to bank	(2,728,202)	—
Net cash provided by (used in) financing activities	7,782,934	(50,041)

Net increase in cash and cash equivalents	8,549,976	117,043

Cash and cash equivalents at beginning of period	2,810,574	589,572

Cash and cash equivalents at end of period	$11,360,550	$706,615

Supplemental disclosure of cash flow information:

Cash paid for interest	$37,481	$8,385

Cash paid for taxes	$—	$39,598

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
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

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd. (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which is being made exclusively available to Intac Purun. Intac Purun provides comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development. This Internet portal also offers employers a platform to list open positions available to final year graduates contained within this database. This fee-based service is primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.  At the time of formation, the joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian.  This additional 15% indirect interest brings INTAC’s total ownership in Intac Purun to 60%.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003, are unaudited (except for the December 31, 2003 balance sheet, which was derived from the Company’s audited consolidated financial statements). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b)                                  Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited and Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”.  The Company has also consolidated the financial statements of Intac Purun from inception because it has been controlled by the Company.  All intercompany balances and transactions have been eliminated in consolidation.

In consolidating Intac Purun from inception, the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights.” INTAC is designated as the operating partner for the joint venture and has had effective control through control of the Board of Directors since inception.  INTAC appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder.  Accordingly, management has concluded that it is necessary to consolidate Intac Purun in order to properly reflect the substance of the Company’s control position.

(c)                                  Liquidity

As of June 30, 2004 and December 31, 2003, INTAC had an accumulated deficit of $1,209,014 and $1,563,505, respectively, primarily due to net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $4.5 million in September 2003.  Proceeds of the $4.5 million private placement were used to fund the Company’s participation in Intac Purun, as well as for working capital.  The Company also raised equity financing of $12.0 million in May 2004.  Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes.  The Company filed a registration statement in May 2004 with the Securities and Exchange Commission, registering the resale by the selling shareholders of the 1,800,000 private placement shares plus 2,000,000 additional shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

As of June 30, 2004 and December 31, 2003, INTAC maintained unrestricted cash of $11,360,550 and $2,810,574, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2004 and December 31, 2003, INTAC maintained working capital of $16,130,230 and $5,323,205, respectively.  The increase in working capital is primarily due to the equity financing of $12.0 million raised in May 2004 and the net income of the Company partially offset by the decrease in trade accounts payable.

The Company believes that it currently has adequate capital for at least the next twelve months; however, longer-term plans may require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of the Company’s other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facilities from banks or other lending sources.  Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its longer-term business plan would be difficult to obtain on acceptable terms, if at all.  As of the date of this Report, the Company does not have any other financing arrangements, nor does the Company have any commitments to obtain such an arrangement with any bank or other third party.  If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced.  Any new securities may have rights, preferences or privileges senior to those of its common shareholders.  There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)                                  Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At June 30, 2004 and December 31, 2003 there was no allowance for uncollectible accounts.

(e)                                  Revenue Recognition For Internet Portal Business

Non-advertising revenues are derived from e-subscription fees, e-commerce services, and e-technology services. E-subscriptions are derived principally from providing value added short messaging services.  The Company contracts with third party mobile operators for certain services related to e-subscriptions transmitted to the its users and records the fee charged by third party mobile phone operators as cost of revenues. E-subscription revenues and e-commerce services are recognized in the month in which the service is performed. Other e-technology revenues from providing access to our database or providing online service are generally recognized over the life of the contract.

(f)                                    Foreign Currency Translation

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

(g)                                 Net Loss Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Computation of diluted income per share for the three and six months ended June 30, 2004 and three months ended June 30, 2003 includes dilutive stock options and a restricted stock award granted under the terms of the Company’s 2001 Long Term Incentive Plan.  Stock options and the restricted stock award were not included in the computation of diluted net loss per share for the six months ended June 30, 2003 as their effect would be anti-dilutive.

(h)                                 Use of Estimates

Management of INTAC has made various estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with USGAAP. Actual results could differ from those estimates.

(i)                                    Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.  Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activity and independent product testing and certification labs.  Software development costs not qualifying for capitalization are recorded as selling, general and administrative expense.  Capitalized software development costs, including purchased software, if any, are amortized after being put into use, using the greater of the revenue method or the straight-line method generally with useful lives of three years or less.  At each balance sheet date, the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any product for which the net book value is in excess of net realizable value.  The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support.  No software development costs have been incurred through June 30, 2004.

(j)                                    Research and Development Costs

The Company incurs research and development costs that relate primarily to the development of new software and web development.  Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype, and other related expenses and are charged to expense as incurred. No research and development costs have been incurred through June 30, 2004.

(k)                                Stock Option Plans and Stock-Based Compensation

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

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share for the three and six months ended June 30, 2004 and 2003, would have changed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$873,362	$224,140	$354,491	$(268,056)
Add: Total stock-based employee compensation expense included in reported net income (loss)	58,332	58,332	116,664	116,664
Deduct: Total stock-based employee compensation expense determined under fair value based method	(174,516)	(108,681)	(278,619)	(217,361)
Pro forma net income (loss)	$757,178	$173,791	$192,536	$(368,753)

Net income (loss) per share:
Basic and diluted —
As reported	$0.04	$0.01	$0.02	$(0.01)

Proforma	$0.04	$0.01	$0.01	$(0.02)

2.                                      INVENTORIES

Inventories for wireless handsets are stated at the lower of cost or net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.  At June 30, 2004, inventory consisted of wireless handsets totaling $259,484 and vehicles totaling $407,576.

3.             INVESTMENT IN INTAC PURUN

On January 15, 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  Intac Purun was formed in October 2003 with China Putian Corporation and the Ministry of Education in The People’s Republic of China (“PRC”).  The Company initially invested $2.3 million cash in the newly founded Internet joint venture which at inception was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million There exist ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as Internet content provider, online stock trading and Internet access; .  In order to meet these requirements, in June 2004 the Company made loans of $1.5 million to Mr. Zou Jingchen and Ms. Tian Jinmei.  Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited (“Chengtai”), a company incorporated in the PRC.  These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of the Company, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian.  A total of 15% of the outstanding shares of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai.  As further described in the Company’s accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since the incorporation of Intac Purun.  This additional 15% interest increases INTAC’s total ownership in Intac Purun to 60% with $3.8 million of invested cash.  Intac Purun is incorporated and domiciled in PRC.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition of the 15% incremental ownership in Intac Purun.

Current assets	$256,290
Non-current assets	145,420
Total assets acquired	401,710
Current liabilities assumed	(73,016)
Net assets acquired	328,694
Purchase price	1,500,000
Excess purchase price	$1,171,306

The excess of the purchase price over the fair value of the net assets acquired represents goodwill.  The allocation of goodwill was based on preliminary estimates and may be revised at a later date, although management does not expect such adjustments to be material in nature.  The actual allocation will be based on the valuation of the Intac Purun Internet portal database gateway that will be performed in the second half of the year.

4.                                      OTHER ASSETS

As of June 30, 2004 and December 31, 2003, other assets consisted of the following:

	2004	2003

Deposit for software development costs	$218,926	$218,926
Deposits and memberships	138,611	167,988
Miscellaneous	145,792	112,768
	$503,329	$499,682

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

For the three and six months ended June 30 2003, there was no income tax expense due to net operating losses in each of the tax jurisdictions and the availability of previous net operating losses to offset future taxable income.  In the three and six months ended June 30, 2004, income tax expense totaled $128,945 and related to taxable income.  A deferred tax asset related to the net operating losses available in certain tax jurisdictions has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

6.                                      ADVANCES FROM SHAREHOLDER

As of June 30, 2004, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $140,377 to the Company.   Mr. Zhou made net advances of $41,293 to the Company during the six months ended June 30, 2004.

7.                                      STOCKHOLDERS’ EQUITY

(a)                                  Common Stock

In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder.  In May 2004, the Company filed a registration statement with the Securities and Exchange Commission, registering the resale by the selling shareholder of these shares plus 1,000,000 shares by a different selling shareholder from the private placement completed in September 2003.  Also, the registration statement registered an additional 2,000,000 shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

(b)                                 Stock Options

On March 2, 2004 and March 11, 2004, the Company completed a stock option grant to four of its Directors to purchase 50,000 shares of the Company’s common stock (an aggregate of 200,000 shares) at an exercise price of $15.75 per share for three of the Directors and $14.72 per share for the remaining Director, representing the market values on the date of each grant.  These stock options vest in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted on March 2, 2004 and March 11, 2004, estimated on the date of grant using the Black-Scholes options pricing model, was $6.44 and $6.02, respectively.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 59%; risk-free interest rate of 2.0%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

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

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  As a result of the restricted stock award, a non-cash compensation charge of $58,322 and $116,664 was recorded in the statement of operations for the three and six months ended June 30, 2004 and 2003, respectively. The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

(c)                                  Earnings Per Share

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income (loss)	$873,362	$224,140	$354,491	$(268,056)

Weighted average shares outstanding	20,456,122	19,189,455	20,322,788	19,189,455

Basic earnings (loss) per share	$0.04	$0.01	$0.02	$(0.01)

Diluted earnings per share:
Net income (loss)	$873,362	$224,140	$354,491	$(268,056)

Weighted average shares outstanding	20,456,122	19,189,455	20,322,788	19,189,455

Dilutive Stock options and restricted stock award	442,817	289,579	445,075	—

Total common shares and dilutive securities	20,898,939	19,479,034	20,767,863	19,189,455

Diluted earnings (loss) per share	$0.04	$0.01	$0.02	$(0.01)

For the six months ended June 30, 2003, shares attributable to outstanding stock options and the restricted stock award were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

8.                                      SEGMENT REPORTING

The Company has historically been considered to be comprised of three reportable segments:  (i) career development services through the Company’s Internet portal, (ii) distribution of wireless handsets and (iii) distribution of automobiles.  In June 2004, the Company made the decision to phase-out the automobile distribution segment in order to devote more time and resources to the Internet portal business.  The Company believes that the phase-out will not have a material adverse impact on the results of operations of the Company.  The segment assets will be redeployed to the other reporting segments.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the Company in determining the performance of the business.  Information regarding operating segments as of and for the three and six months ended June 30, 2004 and 2003, is presented in the following tables:

	Revenues	Segment income (loss)
Three months ended June 30, 2004
Wireless handset distribution segment	$22,668,520	$1,377,581
Automobile distribution segment	82,820	(24,809)
Internet portal segment	19,559	(505,680)
Total	$22,770,899	$847,092

Three months ended June 30, 2003
Wireless handset distribution segment	$25,125,981	$319,106
Automobile distribution segment	1,037,379	(94,129)
Internet portal segment	—	—
Total	$26,163,360	$224,977

	Revenues	Segment income (loss)
Six months ended June 30, 2004
Wireless handset distribution segment	$31,006,254	$1,033,050
Automobile distribution segment	180,256	(60,509)
Internet portal segment	19,559	(705,900)
Total	$31,206,069	$266,641

Six months ended June 30, 2003
Wireless handset distribution segment	$32,441,358	$(124,502)
Automobile distribution segment	1,734,094	(118,717)
Internet portal segment	—	—
Total	$34,175,452	$(243,219)

A reconciliation from the segment information to the net income (loss) for the three and six months ended June 30, 2004 and 2003, is as follows:

	Three months ended June 30, 2004	Three months ended June 30, 2003

Segment income	$847,092	$224,977
Depreciation	(40,401)	(18,675)
	806,691	206,302
Other income (expense)	(25,898)	21,724
Minority interest	204,644	—
Interest income (expense) (net)	16,870	(3,886)
Income taxes	(128,945)	—
Net income	$873,362	$224,140

	Six months ended June 30, 2003	Six months ended June 30, 2002

Segment income (loss)	$266,641	$(243,219)
Depreciation	(102,046)	(43,154)
	164,595	(286,373)
Other income	9,217	25,622
Minority interest	318,303	—
Interest expense (net)	(8,679)	(7,305)
Income taxes	(128,945)	—
Net income (loss)	$354,491	$(268,056)

Total assets for the operating segments at June 30, 2004 and December 31, 2003, are as follows:

	2004	2003

Wireless handset distribution segment	$17,005,225	$5,880,004
Automobile distribution segment	408,909	852,243
Internet portal segment	2,782,375	5,789,451
Total	$20,196,509	$12,521,698

Total assets based on their geographic location at June 30, 2004 and December 31, 2003, are as follows:

	2004	2003

Europe	$818,198	$537,660
Asia	19,293,290	11,933,000
United States	85,021	51,038
Total	$20,196,509	$12,521,698

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

On January 15, 2004, we announced the redirection of our business plan from the traditional distribution of premium brand wireless handsets to our new Internet joint venture, Beijing Intac Purun Educational Development Ltd. (“Intac Purun”).  Intac Purun was formed in October 2003 with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  At the time of formation, the Internet joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million There exist ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as Internet content provider, online stock trading and Internet access; .  In order to meet these requirements, in June 2004 the Company made loans of $1.5 million to Mr. Zou Jingchen and Ms. Tian Jinmei.  Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited (“Chengtai”), a company incorporated in the PRC.  These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of the Company, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian.  A total of 15% of the outstanding shares of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai.  As further described in the Company’s accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since the incorporation of Intac Purun.  This additional 15% interest increases INTAC’s total ownership in Intac Purun to 60% with $3.8 million of invested cash.  Intac Purun is incorporated and domiciled in the PRC.

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

Our objective in 2004 is to further enhance the business prospects and opportunities afforded by the unique database of graduate students available to Intac Purun.  The Company is exploring an array of premium products and services which will be made available through our Internet portal business.  The portal is being tailored to meet the growing student demand for these types of products and services.

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

Although we will de-emphasize the wireless handset and automobile distribution business, a significant portion of short-term revenues will be generated by this business.  In June 2004, the Company made the decision to phase-out the automobile distribution segment in order to devote more time and resources to the Internet portal business.  The phase-out will not have a material adverse impact on the results of operations.  The segment assets will be redeployed to the other reporting segments.

At the present time, we are focusing on generating revenues at Intac Purun through the development of new products and services, continuing to assemble an experienced management team for Intac Purun in order to execute an effective business plan and insuring that the joint venture has adequate capital to accomplish its goals.  The emphasis for the remainder of 2004 and beyond will be on the comprehensive career development services provided through Intac Purun’s Internet portal, joyba.com (www.joyba.com), and the student guidance through its Career Service Centers.

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

We also operate through a 60% owned subsidiary:

•                     Beijing Intac Purun Educational Development Limited, a China corporation formed in October 2003, which provides comprehensive employment information over its Internet portal to facilitate graduates’ employment search and future career development.

In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder. Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes.  In May 2004, the Company filed a registration statement with the Securities and Exchange Commission, registering the resale of these shares plus 1,000,000 shares from the private placement to a different shareholder completed in September 2003.  Also, the registration statement registered an additional 2,000,000 shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

We believe that we currently have adequate capital for at least the next twelve months; however, longer-term plans may require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  Growing our business requires additional working capital.  Our inventory purchases, including purchases of wireless handsets and automobiles, generally require full payment for the products prior to delivery.  Also in some cases, we will give minimal credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  In addition, we must absorb the losses of our Internet portal business until such time as its revenue levels allow it to reach and sustain a breakeven point.  Total losses of the Internet portal business were approximately $409,000 and $637,000 for the three and six months ended June 30, 2004.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our longer-term growth plans.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$22,770,899	$26,163,360	$31,206,069	$34,175,452
Cost of goods sold	20,441,721	25,065,237	28,517,488	32,850,060
Gross profit	2,329,178	1,098,123	2,688,581	1,325,392

Operating expenses
Distribution expenses	272,800	182,221	403,212	250,728
Selling, general and administrative expenses	1,249,687	709,600	2,120,774	1,361,037
Total expenses	1,522,487	891,821	2,523,986	1,611,765

Income (loss) from operations	806,691	206,302	164,595	(286,373)

Other income (expenses)
Foreign currency exchange gain (loss)	(28,858)	7,528	902	3,131
Interest income (expense), net	16,870	(3,886)	(8,679)	(7,305)
Minority interest in loss of consolidated joint venture	204,644	—	318,303	—
Other income, net	2,960	14,196	8,315	22,491
Total other income	195,616	17,838	318,841	18,317

Income (loss) before income taxes	1,002,307	224,140	483,436	(268,056)
Income taxes	(128,945)	—	(128,945)	—

Net income (loss)	$873,362	$224,140	$354,491	$(268,056)

Net income (loss) per share – basic	$0.04	$0.01	$0.02	$(0.01)

Net income (loss) per share – diluted	$0.04	$0.01	$0.02	$(0.01)

Weighted average number of shares outstanding – basic	20,456,122	19,189,455	20,322,788	19,189,455

Weighted average number of shares outstanding – diluted	20,898,939	19,479,034	20,767,863	19,189,455

Results of Operations for the Three and Six Months Ended June 30, 2004, Compared to the Three and Six Months Ended June 30, 2004

Revenue:  Revenue decreased by $3.4 million, or 13%, to $22.8 million for the three months ended June 30, 2004, from $26.2 million for the same quarter in 2003. Revenue decreased by $3.0 million, or 9%, to $31.2 million for the six months ended June 30, 2004 from $34.2 million for the same period in 2003.  The decreases in revenues are due to a decrease in sales volume and no material increase in sales prices.  The Company concentrated on higher margin wireless handset products for profitability as opposed to sales volume during the three months ended June 30, 2004.  The 2004 revenue was comprised of the distribution of wireless handsets ($22.7 million and $31.0 million, respectively, for the three and six months ended June 30, 2004), the Internet portal business ($20,000 for both the three and six months ended June 30, 2004) and the distribution of automobiles ($83,000 and $180,000, respectively, for the three and six months ended June 30, 2004).  The 2003 revenue was comprised of the distribution of wireless handsets ($25.1 million and $32.4 million, respectively, for the three and six months ended June 30, 2003) and the distribution of automobiles ($1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 2003).   The first quarter is typically negatively affected by seasonality issues associated with the wireless handset market in China. Based upon the prior year and Company projections, we anticipate revenues for the remaining six months as compared to the prior six months to increase for the remainder of 2004.

Gross Profit: Gross profit increased by $1.2 million to $2.3 million for the three months ended June 30, 2004 from $1.1 million for the same quarter in 2003. Gross profit increased by $1.4 to $2.7 million for the six months ended June 30, 2004 from $1.3 million for the same period in 2003.  The gross margin increased by 6.0% to 10.2% for the three months ended June 30, 2004 from 4.2% for the same quarter in 2003.  The gross margin increased by 4.7% to 8.6% for the six months ended June 30, 2004 from 3.9% for the same period in 2003.  The increase is due to the focus on higher margin wireless handset products as opposed to sales volume during the three months ended June 30, 2004.

Operating Expenses:  Distribution expenses increased by $90,579 to $272,800 for the three months ended June 30, 2004 from $182,221 for the same quarter in 2003, and as a percentage of revenue, increased to 1.2% in 2004 from 0.7% in 2003.  Distribution expenses increased by $152,484 to $403,212 for the six months ended June 30, 2004 from $250,728 for the same period in 2003, and as a percentage of revenue, increased to 1.3% in 2004 from 0.7% in 2003.  These costs increased due to overall price increases from common carriers and special logistics arrangements required for delivery of certain products.

Selling, general and administrative expenses increased by $504,087 to $1,249,687 for the three months ended June 30, 2004 from $709,600 for the same quarter in 2003, and as a percentage of revenue, increased to 5.5% in 2004 from 2.7% in 2003.  Selling, general and administrative expenses increased by $759,737 to $2,120,774 for the six months ended June 30, 2004 from $1,361,037 for the same period in 2003, and as a percentage of revenue, increased to 6.8% in 2004 from 4.0% in 2003.  This overall increase in total expense has been primarily due to the formation of our new Internet joint venture, Intac Purun, in October 2003.  The overall impact of increased costs from Intac Purun in the three and six months ended June 30, 2004 was $409,000 and $637,000, respectively.  Specifically, for the six months ended June 30, 2004, the significant components of the overall cost increase are $225,000 that relates to increased salary and staff costs, $166,000 that relates to increased promotion and business development costs, $128,000 that relates to increased equipment costs, $118,000 that relates to increased rents and occupancy costs, and $113,000 that relates to increased professional and banking services.

Income (loss) from operations:  Income from operations for the three months ended June 30, 2004 was $806,691 as compared to $206,302 for the three months ended June 30, 2003.  The income from operations for the six months ended June 30, 2004 was $164,595 as compared to the loss of ($286,373) for the six months ended June 30, 2003.  The improvement in income (loss) from operations is primarily due to the improved gross profit margins partially offset by the increased costs from our new Internet joint venture, Intac Purun, in 2004.

Other income (expenses): Foreign currency exchange for the three months ended June 30, 2004 was a loss of $28,858 and for the six months ended June 30, 2004 was a gain of $902, as compared to a gain of $7,528 and $3,131 for the same periods in 2003. These fluctuations are due to the movement in the Euro, in which many of our inventory purchases are made.

Interest income (expense), net was income of $16,870 for the three months ended June 30, 2004 and an expense of $8,679 for the six months ended June 30, 2004, as compared to an expense of $3,886 and $7,305 for the same periods in 2003. This increased income was due to the increase in invested cash as a result of the recent private placement.

Minority interest in the loss of the consolidated joint venture was $204,644 and $318,303 for the three and six months ended June 30, 2004, as compared to $0 for the both periods in 2003. This relates to Intac Purun and represents the portion of Purun’s loss attributable to the other joint venture partners.

Net income (loss):  Net income for the three months ended June 30, 2004 and 2003 was $873,362 and $224,140, respectively.  The net income for the six months ended June 30, 2004 was $354,491 as compared to a net loss of ($268,056) for the six months ended June 30, 2003.  The improved net income was primarily due to the improved gross margins and was attained even with absorbing net losses related to Intac Purun.

Liquidity and Capital Resources

We maintained unrestricted cash of $11,360,550 as of June 30, 2004 and working capital of $16,130,230 as of that date.

Our wireless handset and automobile revenues are primarily generated from a quick turn of product.  We do not maintain any inventory of wireless handsets; however, due to the timing of the products being received and then being shipped to customers, we may hold the products for a minimal time period, commonly a few days.  Furthermore generally our customers will pay within a few days of receiving and inspecting the product.  Our business model generally requires a deposit by the customer; however, in some cases, we will give minimal credit terms to customers for the balance outstanding if they have an established and good payment history with us.  Similarly for a significant portion of our purchases, we are required to pay deposits to our suppliers for down payments for wireless handsets and vehicles.

The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2004 and December 31, 2003, INTAC maintained working capital of $16,130,230 and $5,323,205, respectively.  The increase in working capital is primarily due to the equity financing of $12.0 million raised in May 2004 and the net income of the Company partially offset by the decrease in trade accounts payable.

For the six months ended June 30, 2004, cash used in operating activities totaled $1,805,365.  The use of funds was primarily due to non-cash items, the increase in trade accounts receivable, foreign sales tax receivable and inventories, and a decrease in trade accounts payable and accrued expenses and deposits received, partially offset by the net income of the Company, a decrease in deposits paid and advances to officers of subsidiaries and employees, and an increase in income taxes payable.  For the six months ended June 30, 2003, cash provided by operating activities totaled $211,181. The cash provided was primarily due to the decrease in inventories, foreign sales tax receivable, deposits paid and non-cash charges, partially offset by the net loss of the Company and an increase in trade accounts receivable.

For the six months ended June 30, 2004, cash provided by investing activities amounted to $2,572,407 due to the decrease in the restricted cash deposit partially offset by the purchase of equipment.  For the six months ended June 30, 2003, cash used in investing activities amounted to $44,097 due to the purchase of equipment and other assets.

For the six months ended June 30, 2004, cash provided by financing activities amounted to $7,782,934 primarily due to the proceeds from issuance of common stock partially offset by the repayment of the borrowings from bank and the additional investment in Intac Purun.  For the six months ended June 30, 2003, cash used in financing activities amounted to $50,041 and was due to the repayment of borrowings from a shareholder.

In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder.  Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes. The Company filed a registration statement in May 2004 with the Securities and Exchange Commission, registering the resale of these shares plus 1,000,000 shares from the private placement completed in September 2003.  Also, the registration statement registered an additional 2,000,000 shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Business Risk Factors” in INTAC International, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company,  including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.  In addition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls during the quarter or from the date of our review.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In May 2004, INTAC sold 800,000 shares of unregistered, restricted common stock to an accredited investor in a private placement transaction under Rule 506 of Regulation D of the Securities Act, for proceeds of $12.0 million.  Proceeds of the private placement will be used to fund INTAC’s participation in Intac Purun, as well as for working capital. In May 2004, the Company filed a registration statement with the Securities and Exchange Commission, registering the resale by the selling shareholder of these shares plus 1,000,000 shares by a different selling shareholder from the private placement completed in September 2003.  Also, the registration statement registered an additional 2,000,000 shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a Vote of Security Holders.

At our Corporation’s Annual Stockholders’ Meeting on June 8, 2004, stockholders elected each of the director nominees and ratified the selection of our independent auditors.

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non - Votes
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

W. Zhou	12,016,883	—	15,669	—
D. Darnell	12,016,883	—	15,669	—
T. Botts	12,016,883	—	15,669	—
Q. Feng	12,016,883	—	15,669	—
K. Jones	12,016,883	—	15,669	—
H. Stein	12,016,883	—	15,669	—
L. Weil	12,016,883	—	15,669	—

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non - Votes
2. To ratify selection of KBA Group LLP as our independent auditors.	12,016,883	40,000	6,038	—

Item 5.           Other Information.

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)	Exhibits

	Exhibit 10.1	Share Transfer Agreement (filed herewith).

	Exhibit 10.2	Loan and Interest Pledge Agreement (filed herewith).

Exhibit 10.3

Subscription and Investment Representation Agreement, dated as of May 13, 2004, between INTAC International, Inc. and an accredited investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2004 and incorporated by reference herein).

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

On May 26, 2004, we filed a Current Report on Form 8-K in connection with a press release regarding our announcement that INTAC had sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: August 16, 2004

	By:	/s/ J. David Darnell
J. David Darnell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

10.1	Share Transfer Agreement (filed herewith).

10.2	Loan and Interest Pledge Agreement (filed herewith).

10.3

Subscription and Investment Representation Agreement, dated as of May 13, 2004, between INTAC International, Inc. and an accredited investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2004 and incorporated by reference herein).

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