Form 10-Q
period 2004-09-30
INTAC INTERNATIONAL INC
filed 2004-11-15
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER   000-32621

INTAC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0336945
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Unit 6-7, 32/F., Laws Commercial Plaza

788 Cheung Sha Wan Road

Kowloon, Hong Kong

 (Address of principal executive offices)

011 (852) 2385.8789

(Registrant’s telephone number)

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  21,121,455 shares of $.001 par value Common Stock outstanding as of November 15, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,545,479	$2,810,574
Restricted cash	—	2,800,000
Trade accounts receivable (net of allowance for doubtful accounts of $0 for both periods)	20,401,154	4,000,286
Inventories	417,085	232,371
Deposits paid	224,693	250,133
Short-term note receivable	372,510	—
Advances to officers of subsidiaries and employees	25,650	—
Foreign sales tax receivable	1,152	335,993

Total current assets	29,987,723	10,429,357

Equipment, net	1,218,107	883,061
Other assets	542,262	499,682
Advances to officers of subsidiaries and employees	—	346,090
Internet portal database gateway, net	258,814	304,487
Goodwill	1,230,327	59,021

Total assets	$33,237,233	$12,521,698

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$12,211,475	$1,577,408
Short-term note payable to bank	—	2,728,202
Accrued expenses	469,888	480,069
Deferred revenue	405,982	—
Due to shareholder	145,757	99,084
Income taxes payable	323,815	—
Deposits received	14,103	221,389

Total current liabilities	13,571,020	5,106,152

Minority interest in consolidated joint venture	—	695,408

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,121,455 and 20,189,455 shares issued and outstanding, respectively	21,121	20,189
Additional paid-in capital	20,206,707	8,062,801
Accumulated deficit	(589,176)	(1,563,505)
Accumulated other comprehensive income	27,561	200,653

Total stockholders’ equity	19,666,213	6,720,138

Total liabilities and stockholders’ equity	$33,237,233	$12,521,698

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$33,259,314	$32,279,560	$64,465,383	$66,455,012
Cost of goods sold	30,897,597	31,042,270	59,415,086	63,892,330
Gross profit	2,361,717	1,237,290	5,050,297	2,562,682

Operating expenses
Distribution expenses	244,382	386,015	647,594	636,743
Selling, general and administrative expenses	1,493,780	638,289	3,614,553	1,999,326
Total expenses	1,738,162	1,024,304	4,262,147	2,636,069

Income (loss) from operations	623,555	212,986	788,150	(73,387)

Other income (expenses)
Foreign currency exchange gain (loss)	112,536	(3,747)	113,438	(616)
Interest income (expense), net	20,605	(561)	11,926	(7,865)
Minority interest in loss of consolidated joint venture	48,412	—	366,715	—
Other income, net	16,431	2,835	24,746	25,325
Total other income	197,984	(1,473)	516,825	16,844

Income (loss) before income taxes	821,539	211,513	1,304,975	(56,543)
Income taxes	(201,701)	(36,678)	(330,646)	(36,678)

Net income (loss)	$619,838	$174,835	$974,329	$(93,221)

Net income (loss) per share — basic	$0.03	$0.01	$0.05	$0.00

Net income (loss) per share — diluted	$0.03	$0.01	$0.05	$0.00

Weighted average number of shares outstanding — basic	21,077,455	19,339,455	20,574,344	19,239,455

Weighted average number of shares outstanding — diluted	21,323,077	19,667,886	20,870,056	19,546,085

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss) for the period	$974,329	$(93,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of equipment	169,243	62,667
Amortization of internet portal database gateway	45,673	—
Minority interest in loss of consolidated joint venture	(366,715)	—
Compensation in connection with restricted stock award	174,996	174,996
Other comprehensive income (loss)	(173,092)	46,932
Gain on sale of subsidiary	(15,055)	—
Loss (gain) on sale of equipment	15,695	(2,838)
Changes in operating assets and liabilities:
Trade accounts receivable	(16,302,851)	(4,678,032)
Inventories	(207,685)	(858,723)
Deposits paid	25,440	953,920
Short-term note receivable	(7,140)	—
Advances to officers of subsidiaries and employees	320,440	—
Foreign sales tax receivable	(148,522)	509,448
Trade accounts payable and accrued expenses	10,891,782	4,499,212
Deferred revenue	405,982	—
Income taxes payable	323,815	(35,920)
Deposits received	(207,286)	(56,389)
Net cash provided by (used in) operating activities	(4,080,951)	522,052

Cash flows from investing activities:
Restricted cash deposit	2,800,000	(2,800,000)
Purchase of equipment	(577,573)	(17,320)
Cash included in sale of subsidiary	(132,921)	—
Investment in and advances to joint venture	—	(1,476,409)
Purchase of other assets	(78,783)	(25,289)
Proceeds from sale of equipment	—	37,156
Net cash provided by (used in) investing activities	2,010,723	(4,281,862)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	11,969,843	4,500,000
Incremental purchase of Intac Purun shares	(1,500,000)	—
Borrowings from (repayments to) shareholder, net	63,492	(79,836)
Borrowings from (repayments to) bank	(2,728,202)	2,728,202
Net cash provided by financing activities	7,805,133	7,148,366

Net increase in cash and cash equivalents	5,734,905	3,388,556

Cash and cash equivalents at beginning of period	2,810,574	589,572

Cash and cash equivalents at end of period	$8,545,479	$3,978,128

Supplemental disclosure of cash flow information:

Cash paid for interest	$38,450	$8,174

Cash paid for taxes	$—	$39,598

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

1.                                      GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                  Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s principal operations involved the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to network operators, agents, resellers, dealers and retailers and, to a much lesser extent, automobile distribution from Europe into mainland China.   The Company has announced the redirection of its business plan from the traditional distribution of wireless handsets to its Internet portals in China, Joyba.com (www.joyba.com) and phrbank.com (www.phrbank.com), offering a full range of career development and affinity services.

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd. (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which is being made exclusively available to Intac Purun.  Intac Purun offers a full range of services through its Internet portals and Career Service Centers.  These include Campus Employment Services which provide online information to university students who are looking for internships and jobs, and employers, who are looking for qualified trainees and employees.  Social Employment Services provide online information to young professionals who are looking for jobs, and employers who are looking for employees.  In addition to Educational and Career Services, the Company believes it will also derive substantial revenue from a variety of affinity services such as popular mobile services like games, movies, television, music, jokes, star signs, ring tones, phone background pictures and dating services.  These will be delivered through SMS, MMS, WAP and IVR services.  These mobile services are the result of the Company partnering with China Unicom and China Mobile, and having obtained all the necessary Content Provider licenses.  These life-style services, contents and applications are tailored towards the Company’s target groups.

These products will reach the same target groups and be offered through the same distribution channels as the Company’s Career Development Services.  Intac Purun will position itself to be the one-stop Internet Information, Education and Entertainment Portal for Chinese Students.  It is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.

At the time of formation, the joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian.  This additional 15% indirect interest brings INTAC’s total ownership in Intac Purun to 60%.

In September 2004, INTAC formed two new Companies, Beijing Intac Media Advertising Company Limited (“Intac Advertising”) and Beijing Intac Meidi Technology Development Company Limited (“Intac Technology”), both China corporations.  Intac Advertising and Intac Technology were established to provide advertising services and value added services in support of Intac Purun.

In order to meet ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as providing advertising services and value added services through the internet, in September 2004, the Company made loans of $1.3 million to Tianjin Weilian, a PRC corporation and Mr. Zou Jingchen (“Mr. Zou”), a Chinese national.  Tianjin Weilian and Mr. Zou are 100% equity investors of Intac Advertising and Intac Technology.  These loans were made to finance Tianjin Weilian and Mr. Zou, on behalf of the

Company, for the purpose of establishing Intac Advertising and Intac Technology.  A total of 100% of the outstanding shares of both Intac Advertising and Intac Technology, representing the 100% ownership, are pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Tianjin Weilian and Mr. Zou.

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

Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b)           Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH (through August 31, 2004), INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac Tianjin International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”, INTAC Deutschland GmbH, Beijing Intac Advertising Company Limited, and Beijing Intac Meidi Technology Development Company Limited.

The Company has consolidated the financial statements of Intac Purun from inception because Purun has been controlled by the Company since inception.  All intercompany balances and transactions have been eliminated in consolidation.

In consolidating Intac Purun since inception, the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights.” INTAC is designated as the operating partner for the joint venture and has had effective control through control of the Board of Directors since inception.  INTAC appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder.  Accordingly, management has concluded that it is necessary to consolidate Intac Purun in order to properly reflect the substance of the Company’s control position.

(c)                                  Liquidity

As of September 30, 2004 and December 31, 2003, INTAC had an accumulated deficit of $589,176 and $1,563,505, respectively, primarily due to net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $4.5 million in September 2003.  Proceeds of the $4.5 million private placement were used to fund the Company’s participation in Intac Purun, as well as for working capital.  The Company also raised equity financing of $12.0 million in May 2004.  Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances, and for general working capital purposes.  The Company filed a registration statement in May 2004 with the Securities and Exchange Commission registering the resale by the selling shareholders of the 1,800,000 private placement shares plus 2,000,000 additional shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

As of September 30, 2004 and December 31, 2003, INTAC maintained unrestricted cash of $8,545,479 and $2,810,574, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2004 and December 31, 2003, INTAC maintained working capital of

$16,416,703 and $5,323,205, respectively.  The increase in working capital is primarily due to the equity financing of $12.0 million raised in May 2004 and the net income of the Company.

The Company believes that it currently has adequate capital for at least the next twelve months; however, longer-term plans may require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of the Company’s other strategic agreements and business alliances.  In addition, the Company may seek to obtain a working capital or other traditional loan facilities from banks or other lending sources.  Unless the Company is able to continue to improve its operating performance, additional outside financing required to execute its longer-term business plan would be difficult to obtain on acceptable terms, if at all.  As of the date of this Report, the Company does not have any other financing arrangements, nor does the Company have any commitments to obtain such an arrangement with any bank or other third party.  If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders at the time of issuance will be reduced.  Any new securities may have rights, preferences or privileges senior to those of its common shareholders.  There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)      Concentration of Credit Risk and Accounts Receivable

The Company establishes an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers.  The Company’s accounts receivable are not collateralized.  At September 30, 2004 and December 31, 2003 there was no allowance for uncollectible accounts.

(e)      Revenue Recognition For Internet Portal Business

Revenues from services provided under contractual agreements relating primarily to access to our database or for the delivery of training material and the provision of examination support, are generally deferred and recognized over the life of the respective contracts which presently range from 1 to 2 years.  Once the contract has been executed, accounts receivable and deferred income are recorded in the consolidated balance sheet with subsequent cash collections reducing the accounts receivable balance. Generally, cash is collected upon the signing of a contract or shortly thereafter.  Costs in connection with providing the services are charged to expense as incurred.

Other revenues such as non-advertising revenues derived from e-subscription fees, e-commerce services, and e-technology services are anticipated to be generated in the future. Generally, e-subscriptions will be derived principally from providing value added short messaging services.  The Company contracts with third party mobile operators for certain services related to e-subscriptions transmitted to its users and records the fee charged by third party mobile phone operators as cost of revenues. E-subscription revenues and e-commerce services are generally recognized in the month in which the service is performed. Other e-technology revenues, typically resulting from providing online services, will also generally be deferred and recognized over the life of the contract.  To date, the Company has not generated significant revenue from these sources and expects to finalize its revenue recognition principles and related accounting policy based upon the specific terms and conditions of the underlying contractual arrangements.

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

(g)                                 Income Taxes

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

 (h)                              Net Loss Per Share — Basic and Diluted

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Computation of diluted income per share for the three and nine months ended September 30, 2004 and three months ended September 30, 2003 includes dilutive stock options and a restricted stock award granted under the terms of the Company’s 2001 Long Term Incentive Plan.  Stock options and the restricted stock award were not included in the computation of diluted net loss per share for the nine months ended September 30, 2003 as their effect would be anti-dilutive.

(i)                                    Use of Estimates

Management of INTAC has made various estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these consolidated financial statements in conformity with USGAAP. Actual results could differ from those estimates.

(j)      Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.  Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activity and independent product testing and certification labs.  Software development costs not qualifying for capitalization are recorded as selling, general and administrative expense.  Capitalized software development costs, including purchased software, if any, are amortized after being put into use, using the greater of the revenue method or the straight-line method generally with useful lives of three years or less.  At each balance sheet date, the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any product for which the net book value is in excess of net realizable value.  The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support.  No software development costs have been incurred through September 30, 2004.

(k)      Research and Development Costs

The Company expects to incur research and development costs that relate primarily to the development of new software and websites.  Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype, and other related expenses and are charged to expense as incurred. No research and development costs have been incurred through September 30, 2004.

(l)      Stock Option Plans and Stock-Based Compensation

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

For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2004 and 2003, would have changed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$619,838	$174,835	$974,329	$(93,221)
Add: Total stock-based employee compensation expense included in reported net income (loss)	58,332	58,332	174,996	174,996
Deduct: Total stock-based employee compensation expense determined under fair value based method	(232,848)	(108,681)	(628,130)	(326,041)
Pro forma net income (loss)	$445,332	$124,486	$521,195	$(244,266)

Net income (loss) per share:
Basic and diluted —
As reported	$0.03	$0.01	$0.05	$(0.00)

Pro forma	$0.02	$0.01	$0.02	$(0.01)

2.             INVENTORIES

Inventories for wireless handsets are stated at the lower of cost or net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods.  Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.  Inventories for vehicles are stated at the actual amount paid to manufacturers or market, if lower.  At September 30, 2004, inventory consisted of wireless handsets totaling $9,510 and vehicles totaling $407,575.

3.             INVESTMENT IN INTAC PURUN

On January 15, 2004, INTAC announced the redirection of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  Intac Purun was formed in October 2003 with China Putian Corporation and the Ministry of Education in the PRC.  The Company initially invested $2.3 million cash in the newly founded Internet joint venture which at inception was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  The Company is in the process of transferring the 45% indirect ownership to be owned directly by the Company.  This process involves coordination with the PRC.  The Company expects this process to be completed by Dec 31, 2004.

In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million. There are ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as Internet content provider, online stock trading and Internet access.  In order to meet these requirements, in June 2004, the Company made loans of $1.5 million to Mr. Zou Jingchen and Ms. Tian Jinmei.  Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited (“Chengtai”), a company incorporated in the PRC.  These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of the Company, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian.  A total of 15% of the outstanding shares of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai.  As further described in the Company’s accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since the incorporation of Intac Purun.  This additional 15% interest increases INTAC’s total ownership in Intac Purun to 60%, for which the Company has paid $3.8 million.  Intac Purun is incorporated and domiciled in PRC.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition of the 15% incremental ownership in Intac Purun.

Current assets	$256,290
Non-current assets	145,420
Total assets acquired	401,710
Current liabilities assumed	(73,016)
Net assets acquired	328,694
Purchase price	1,500,000
Excess purchase price	$1,171,306

The excess of the purchase price over the fair value of the net assets acquired represents goodwill.  The allocation of goodwill was based on preliminary estimates and may be revised at a later date, although management does not expect such adjustments to be material in nature.  The final allocation of the purchase price will be based on the valuation of the Intac Purun Internet portal database gateway that will be performed in the fourth quarter of the year.

4.             SALE OF NEW TECH

On September 1, 2004, Holdings sold all of the outstanding shares of New Tech Handels GmbH (“New Tech”). The results of operations of New Tech have been included in the consolidated financial statements through the date of disposal. The aggregate sales price of $365,370 (300,000 Euros) was received in the form of a short-term note receivable due in February 2005.

The following table summarizes the investment in New Tech as of the date of sale and the gain on disposal.

Current assets	$850,644
Property and equipment	57,589
Total assets	908,233
Total liabilities	(557,918)
Investment in New Tech	350,315
Consideration	365,370
Gain on sale (included in other income)	$15,055

On September 1, 2004, the Company formed a new subsidiary, INTAC Deutschland GmbH, a German corporation, for the continuation of similar operations in Germany.   INTAC Deutschland GmbH will now act as the Company’s primary purchasing agent and distributor of mobile handsets from Europe into the Asia-Pacific Rim similar to New Tech.  The formation of INTAC Deutschland GmbH was to take advantage of additional opportunities based on the business strategy of the Company.

5.               OTHER ASSETS

As of September 30, 2004 and December 31, 2003, other assets consisted of the following:

	2004	2003

Deposit for software development costs	$218,926	$218,926
Deposits and memberships	217,259	167,988
Miscellaneous	106,077	112,768
	$542,262	$499,682

6.             INCOME TAXES

For the three and nine months ended September 30, 2004, income tax expense totaled $201,701 and $330,646, respectively, and related to taxable income.  For the three and nine months ended September 30 2003, there was minimal income tax expense of $36,678 due to net operating losses in each of the tax jurisdictions and the availability of previous net operating losses to offset future taxable income.  A deferred tax asset related to the net operating losses available in certain tax jurisdictions has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

7.                                      ADVANCES FROM SHAREHOLDER

As of September 30, 2004, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $145,757 to the Company.   Mr. Zhou made net advances of $46,673 to the Company during the nine months ended September 30, 2004.

8.                                      STOCKHOLDERS’ EQUITY

(a)           Common Stock

In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated thereunder.  In May 2004, the Company filed a registration statement with the Securities and Exchange Commission, registering the resale by the selling shareholder of these shares plus 1,000,000 shares by a different selling shareholder from the private placement completed in September 2003.  The registration statement also registered an additional 2,000,000 shares for possible future issuance by the Company.  The registration statement became effective on July 29, 2004.

(b)           Stock Options

On March 2, 2004 and March 11, 2004, the Company completed a stock option grant to four of its Directors to purchase 50,000 shares of the Company’s common stock (an aggregate of 200,000 shares) at an exercise price of $15.75 per share for three of the Directors and $14.72 per share for the remaining Director, representing the market values on the date of each grant.  These stock options vest in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted on March 2, 2004 and March 11, 2004, estimated on the date of grant using the Black-Scholes options pricing model, was $6.44 and $6.02, respectively.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 59%; risk-free interest rate of 2.0%; and expected life of three years.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods.

On November 3, 2003, the Company made a stock option grant to one of its Directors to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.89 per share representing the market value on the date of grant.  This stock option vests in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted in 2003, estimated on the date of grant using the Black-Scholes options pricing model, was $3.85.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 66%; risk-free interest rate of 2.1%; and expected life of three years.  For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant.  As a result of the restricted stock award, a non-cash compensation charge of $58,322 and $174,966 was recorded in the statements of operations for the three and nine months ended September 30, 2004 and 2003, respectively. In July 2004, the restrictions lapsed with respect to 132,000 shares of common stock issued to the Senior Vice President and Chief Financial Officer under the restricted stock award.  The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.  For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

(c)           Earnings Per Share

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(c)           Earnings Per Share (continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income (loss)	$619,838	$174,835	$974,329	$(93,221)

Weighted average shares outstanding	21,077,455	19,339,455	20,574,344	19,239,455

Basic earnings (loss) per share	$0.03	$0.01	$0.05	$(0.00)

Diluted earnings per share:
Net income (loss)	$619,838	$174,835	$974,329	$(93,221)

Weighted average shares outstanding	21,077,455	19,339,455	20,574,344	19,239,455

Dilutive stock options and restricted stock award	245,622	328,431	295,712	306,630

Total common shares and dilutive securities	21,323,077	19,667,886	20,870,056	19,546,085

Diluted earnings (loss) per share	$0.03	$0.01	$0.05	$(0.00)

For the nine months ended September 30, 2003, shares attributable to outstanding stock options and the restricted stock award were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

9.             SEGMENT REPORTING

The Company has historically been considered to be comprised of three reportable segments:  (i) career development services through the Company’s Internet portal, (ii) distribution of wireless handsets and (iii) distribution of automobiles.  In June 2004, the Company made the decision to phase-out the automobile distribution segment in order to devote more time and resources to the Internet portal business.  The Company believes that the phase-out will not have a material adverse impact on the results of operations of the Company.  The segment assets will be redeployed to the other reporting segments.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the Company in determining the performance of the business.  Information regarding operating segments as of and for the three and nine months ended September 30, 2004 and 2003, is presented in the following tables:

	Revenues	Segment income (loss)
Three months ended September 30, 2004
Wireless handset distribution segment	$33,219,898	$1,195,937
Automobile distribution segment	—	(31)
Internet portal segment	39,416	(505,134)
Total	$33,259,314	$690,772

Three months ended September 30, 2003
Wireless handset distribution segment	$31,123,097	$243,685
Automobile distribution segment	1,156,463	(11,187)
Internet portal segment	—	—
Total	$32,279,560	$232,498

	Revenues	Segment income (loss)
Nine months ended September 30, 2004
Wireless handset distribution segment	$64,226,152	$2,228,987
Automobile distribution segment	180,256	(60,540)
Internet portal segment	58,975	(1,211,034)
Total	$64,465,383	$957,413

Nine months ended September 30, 2003
Wireless handset distribution segment	$63,564,455	$119,184
Automobile distribution segment	2,890,557	(129,904)
Internet portal segment	—	—
Total	$66,455,012	$(10,720)

A reconciliation from the segment information to the net income (loss) for the three and nine months ended September 30, 2004 and 2003, is as follows:

	Three months ended September 30, 2004	Three months ended September 30, 2003

Segment income	$690,772	$232,498
Depreciation	(67,197)	(19,512)
	623,575	212,986
Other income (expense)	128,947	(912)
Minority interest	48,412	—
Interest income (expense), net	20,605	(561)
Income taxes	(201,701)	(36,678)
Net income	$619,838	$174,835

	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Segment income (loss)	$957,413	$(10,720)
Depreciation	(169,243)	(62,667)
	788,170	(73,387)
Other income	138,164	24,709
Minority interest	366,715	—
Interest income (expense), net	11,926	(7,865)
Income taxes	(330,646)	(36,678)
Net income (loss)	$974,329	$(93,221)

Total assets for the operating segments at September 30, 2004 and December 31, 2003, are as follows:

	2004	2003

Wireless handset distribution segment	$30,223,246	$5,880,004
Automobile distribution segment	408,879	852,243
Internet portal segment	2,605,108	5,789,451
Total	$33,237,233	$12,521,698

Total assets based on their geographic location at September 30, 2004 and December 31, 2003, are as follows:

	2004	2003

Europe	$380,351	$537,660
Asia	32,769,936	11,933,000
United States	86,946	51,038
Total	$33,237,233	$12,521,698

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

•                  statements that contain the words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions; and

•                  other factors including those detailed under the heading “Business Risk Factors” in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

•                  statements that contain the words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions; and

•                  other factors including those detailed under the heading “Business Risk Factors” in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

•                  statements that contain the words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions; and

•                  other factors including those detailed under the heading “Business Risk Factors” in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

On January 15, 2004, we announced the redirection of our business plan from the traditional distribution of premium brand wireless handsets to our new Internet joint venture, Beijing Intac Purun Educational Development Ltd. (“Intac Purun”).  Intac Purun was formed in October 2003 with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  At the time of formation, the Internet joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  The Company is in the process of transferring the 45% indirect ownership to be owned directly by the Company.  This process involves coordination with the PRC.  The Company expects this process to be completed by Dec 31, 2004.

In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million. There are ownership requirements under PRC law which restrict or prohibit foreign investors from operating in certain industries such as Internet content provider, online stock trading and Internet access.  In order to meet these requirements, in June 2004 the Company made loans of $1.5 million to Mr. Zou Jingchen and Ms. Tian Jinmei.  Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited (“Chengtai”), a company incorporated in the PRC.  These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of the Company, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian.  A total of 15% of the outstanding shares of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai.  As further described in the Company’s accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since the incorporation of Intac Purun.  This additional 15% interest increases INTAC’s total indirect ownership in Intac Purun to 60% with $3.8 million of invested cash.  Intac Purun is incorporated and domiciled in the PRC.

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

Our objective in 2004 is to further enhance the business prospects and opportunities afforded by the unique database of graduate students available to Intac Purun.  The Company is developing an array of premium products and services which will be made available through our Internet portal business.  The portal is being tailored to meet the growing student demand for these types of products and services.

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

Although we will de-emphasize the wireless handset distribution business, a significant portion of short-term revenues will be generated by this business.  In June 2004, the Company made the decision to phase-out the automobile distribution segment in order to devote more time and resources to the Internet portal business.  The phase-out will not have a material adverse impact on the results of operations.  The segment assets will be redeployed to the other reporting segments.

At the present time, we are focusing on generating revenues from Intac Purun through the development of new products and services, continuing to assemble an experienced management team for Intac Purun in order to execute an effective business plan and seeking to ensure that the joint venture has adequate capital to accomplish its goals.  We have currently entered into several contracts to provide career guidance and development services.  USGAAP dictates that revenues from these contracts must be deferred and recognized over the life of the contract which is generally from one to two years.  As of September 30, 2004, $406,000 of revenue related to these contracts has been deferred and will be recognized over the contract life.

The emphasis for the remainder of 2004 and beyond will be on the comprehensive career development services provided through Intac Purun’s Internet portals, joyba.com (www.joyba.com) and phrbank.com (www.phrbank.com), which integrates recruiting and professional training services in China for large companies with their increasing demands for new employees, and the student guidance through its Career Service Centers.

We were incorporated under the name “Commodore Minerals, Inc.” under the laws of the State of Nevada on September 20, 2000, as a development stage corporation. Our initial business operations concentrated on mineral exploration. Although we never conducted any mineral exploration activities directly, we partnered with others in mineral exploration activities.

On September 28, 2001, Mr. Zhou acquired a controlling interest in us by purchasing 7,000,000 shares of our stock in a private transaction with one of the organizers of Commodore Minerals, Inc. (“Commodore”). On October 13, 2001, we entered into a Reorganization Agreement with INTAC International Holdings Limited (“Holdings”) and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to us in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the “Reorganization”). Pursuant to that transaction, Holdings became our wholly owned subsidiary and New Tech, previously a subsidiary of Holdings, became our indirect subsidiary. For more detailed information on the Reorganization, please see our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 15, 2001.  For accounting purposes, the Reorganization was treated as a recapitalization of Holdings, with the effect that our historical financial statements reflect the business operations of Holdings.

We operate through nine direct and indirect wholly-owned subsidiaries, including:

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

•                  Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited”, a China corporation formed on April 9, 2002, which imports automobiles for distribution into mainland China;

•                  INTAC Deutschland GmbH, a German corporation formed on September 1, 2004, which acts as our primary purchasing agent and distributor of products from Europe into the Asia-Pacific Rim;

•                  Beijing Intac Media Advertising Company Limited, a China corporation formed on September 15, 2004, which provides advertising services through Intac Purun; and

•                  Beijing Intac Meidi Technology Development Company Limited, a China corporation formed on September 21, 2004, which provides value added services through Intac Purun.

We also operate through a 60% owned subsidiary:

•                  Beijing Intac Purun Educational Development Limited, a China corporation formed in October 2003, which provides comprehensive employment information over its Internet portal to facilitate graduates’ employment search and future career development.

In May 2004, we sold 800,000 shares of our unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D. Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes.  In May 2004, we filed a registration statement with the Securities and Exchange Commission, registering the resale of these shares plus 1,000,000 shares from the private placement to a different shareholder completed in September 2003.  Also, the registration statement registered an additional 2,000,000 shares for possible future issuance by us.  The registration statement became effective on July 29, 2004.

We believe that we currently have adequate capital for at least the next twelve months; however, longer-term plans may require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  Growing our business requires additional working capital.  Our inventory purchases of wireless handsets generally require full payment for the products prior to delivery.  Also in some cases, we will give credit terms to proven customers for the balance outstanding, if they have an established and good payment history with us.  In addition, we must absorb the losses of our Internet portal business until such time as its revenue levels allow it to reach and sustain a breakeven point.  Total losses of the Internet portal business were approximately $682,000 and $1.3 million for the three and nine months ended September 30, 2004.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our longer-term growth plans.

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

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$33,259,314	$32,279,560	$64,465,383	$66,455,012
Cost of goods sold	30,897,597	31,042,270	59,415,086	63,892,330
Gross profit	2,361,717	1,237,290	5,050,297	2,562,682

Operating expenses
Distribution expenses	244,382	386,015	647,594	636,743
Selling, general and administrative expenses	1,493,780	638,289	3,614,553	1,999,326
Total expenses	1,738,162	1,024,304	4,262,147	2,636,069

Income (loss) from operations	623,555	212,986	788,150	(73,387)

Other income (expenses)
Foreign currency exchange gain (loss)	112,536	(3,747)	113,438	(616)
Interest income (expense), net	20,605	(561)	11,926	(7,865)
Minority interest in loss of consolidated joint venture	48,412	—	366,715	—
Other income, net	16,431	2,835	24,746	25,325
Total other income	197,984	(1,473)	516,825	16,844

Income (loss) before income taxes	821,539	211,513	1,304,975	(56,543)
Income taxes	(201,701)	(36,678)	(330,646)	(36,678)

Net income (loss)	$619,838	$174,835	$974,329	$(93,221)

Net income (loss) per share — basic	$0.03	$0.01	$0.05	$0.00

Net income (loss) per share — diluted	$0.03	$0.01	$0.05	$0.00

Weighted average number of shares outstanding — basic	21,077,455	19,339,455	20,574,344	19,239,455

Weighted average number of shares outstanding — diluted	21,323,077	19,667,886	20,870,056	19,546,085

Results of Operations for the Three and Nine Months Ended September 30, 2004, Compared to the Three and Nine Months Ended September 30, 2003

Revenue:  Revenue increased by $1.0 million, or 3.0%, to $33.3 million for the three months ended September 30, 2004, from $32.3 million for the same quarter in 2003. The increase in revenue is due to an increase in average sales prices offset by a decrease in volume. Revenue decreased by $2.0 million, or 3.0%, to $64.5 million for the nine months ended September 30, 2004 from $66.5 million for the same period in 2003.  The decrease in revenue is due to a decrease in sales volume offset by an increase in average sales prices.  We concentrated on higher priced and higher margin wireless handset products for profitability as opposed to sales volume during the three months ended September 30, 2004.  The 2004 revenue was comprised of the distribution of wireless handsets ($33.2 million and $64.2 million, respectively, for the three and nine months ended September 30, 2004), the Internet portal business ($39,416 and $58,975, respectively, for the three and nine months ended September 30, 2004) and the distribution of automobiles ($0 for the three months ended September 30, 2004 and $180,256 for the nine months ended September 30, 2004).  As of September 30, 2004, $406,000 of revenue related to the Internet portal business has been deferred and will be recognized over generally from one to two years.  The 2003 revenue was comprised of the distribution of wireless handsets ($31.1 million and $63.6 million, respectively, for the three and nine months ended September 30,

2003) and the distribution of automobiles ($1.2 million and $2.9 million, respectively, for the three and nine months ended September 30, 2003).  The first quarter is typically negatively affected by seasonality issues associated with the wireless handset market in China. Based upon the prior year and our projections, we anticipate that revenues will increase for the remainder of the year as compared to the same period in 2003.

Gross Profit: Gross profit increased by $1.1 million to $2.4 million for the three months ended September 30, 2004 from $1.3 million for the same quarter in 2003. Gross profit increased by $2.5 million to $5.1 million for the nine months ended September 30, 2004 from $2.6 million for the same period in 2003.  The gross margin increased by 3.3% to 7.1% for the three months ended September 30, 2004 from 3.8% for the same quarter in 2003.  The gross margin increased by 3.9% to 7.8% for the nine months ended September 30, 2004 from 3.9% for the same period in 2003.  The increase is due to the focus on higher margin wireless handset products as opposed to sales volume during the three and nine months ended September 30, 2004.  We expect margins for the remainder of the year to be comparable to those in the third quarter.

Operating Expenses:  Distribution expenses decreased by $141,633 to $244,382 for the three months ended September 30, 2004 from $386,015 for the same quarter in 2003, and as a percentage of revenue, decreased to 0.7% in 2004 from 1.2% in 2003.  These costs decreased due to overall price decreases from common carriers.  Distribution expenses increased by $10,851 to $647,594 for the nine months ended September 30, 2004 from $636,743 for the same period in 2003, and as a percentage of revenue, remained constant at 1.0% for both 2004 and 2003.

Selling, general and administrative expenses increased by $855,491 to $1.5 million for the three months ended September 30, 2004 from $638,289 for the same quarter in 2003, and as a percentage of revenue, increased to 4.5% in 2004 from 2.0% in 2003.  Selling, general and administrative expenses increased by $1.6 million to $3.6 million for the nine months ended September 30, 2004 from $2.0 million for the same period in 2003, and as a percentage of revenue, increased to 5.6% in 2004 from 3.0% in 2003.  This overall increase in total expense has been primarily due to the formation of our new Internet joint venture, Intac Purun, in October 2003.  The overall impact of increased costs from Intac Purun in the three and nine months ended September 30, 2004 was $682,000 and $1.3 million, respectively.  Specifically, for the nine months ended September 30, 2004, the significant components of the overall cost increase are $501,000 that relates to increased salary and staff costs, $311,000 that relates to increased promotion and business development costs, $354,000 that relates to increased equipment costs, $222,000 that relates to increased rents and occupancy costs, and $172,000 that relates to increased professional and banking services.

Income (loss) from operations:  Income from operations for the three months ended September 30, 2004 was $623,555 as compared to $212,986 for the three months ended September 30, 2003.  The income from operations for the nine months ended September 30, 2004 was $788,150 as compared to the loss of ($73,387) for the nine months ended September 30, 2003.  The improvement in income (loss) from operations is primarily due to the improved gross profit margins partially offset by the increased costs from our new Internet joint venture, Intac Purun, in 2004.

Other income (expenses): Foreign currency exchange for the three and nine months ended September 30, 2004 was a gain of $112,536 and $113,438, respectively, as compared to a loss of ($3,747) and ($616) for the same periods in 2003.  The gain in the three and nine months ended September 30, 2004 was due to the realization of the translation gain on the settlement of an intercompany account with the subsidiary which was sold during the three months ended September 30, 2004.  Previously, the unrealized translation gains and losses were recorded to comprehensive income (loss) in stockholders’ equity.

Interest income (expense), net was income of $20,605 and $11,926 for the three and nine months ended September 30, 2004 and an expense of ($561) and ($7,865) for the same periods in 2003. This increased income was due to the increase in invested cash as a result of the recent private placements.

Minority interest in the loss of the consolidated joint venture was $48,412 and $366,715 for the three and nine months ended September 30, 2004, as compared to $0 for the both periods in 2003. This relates to Intac Purun and represents the portion of Purun’s loss attributable to the other joint venture partners.

Net income (loss):  Net income for the three months ended September 30, 2004 and 2003 was $619,838 and $174,835, respectively.  The net income for the nine months ended September 30, 2004 was $974,329 as compared to a net loss of ($93,221) for the nine months ended September 30, 2003.  The improved net income was primarily due to the improved gross margins and was attained even with absorbing net losses related to Intac Purun.

Liquidity and Capital Resources

We maintained unrestricted cash of $8,545,479 as of September 30, 2004 and working capital of $16,416,703 as of that date.

Our wireless handset and automobile revenues are primarily generated from a quick turn of product.  We do not maintain any inventory of wireless handsets; however, due to the timing of the products being received and then being shipped to customers, we may hold the products for a minimal time period, commonly a few days.  Furthermore generally our customers will pay within a few days of receiving and inspecting the product.  Our business model generally requires a deposit by the customer; however, in some cases, we will give credit terms to proven customers for the balance outstanding if they have an established and good payment history with us.  Similarly for a significant portion of our purchases, we are generally required to pay deposits to our suppliers for down payments for wireless handsets.  At September 30, 2004, the outstanding accounts receivable balance was $20.4 million, representing a large number of sales primarily made to a major customer in the last few days of the quarter.  We do not expect any collectibility issues in regards to this balance.  This balance was financed through extended credit terms with our major supplier.  At September 30, 2004, the outstanding accounts payable balance was $12.2 million.

We measure liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2004 and December 31, 2003, INTAC maintained working capital of $16,416,703 and $5,323,205, respectively.  The increase in working capital is primarily due to the equity financing of $12.0 million raised in May 2004 and the net income of the Company partially offset by the increase in trade accounts payable.

For the nine months ended September 30, 2004, cash used in operating activities totaled $4,080,951.  The use of funds was primarily due to non-cash items, the increase in trade accounts receivable, inventories and foreign sales tax receivable, and a decrease in deposits received, partially offset by the net income of the Company, an increase in trade accounts payable and accrued expenses, deferred revenue, income taxes payable and a decrease in advances to officers of subsidiaries and employees.  For the nine months ended September 30, 2003, cash provided by operating activities totaled $522,052. The cash provided was primarily due to the decrease in foreign sales tax receivable, deposits paid, non-cash charges, and an increase in trade accounts payable and accrued expenses, partially offset by an increase in trade accounts receivable, inventories and a decrease in deposits received.

For the nine months ended September 30, 2004, cash provided by investing activities amounted to $2,010,723 due to the decrease in the restricted cash deposit partially offset by the purchase of equipment and other assets, and the cash included in the sale of a subsidiary.  For the nine months ended September 30, 2003, cash used in investing activities amounted to $4,281,862 primarily due to the restricted cash deposit, investment in and advances to Intac Purun and the purchase of other assets.

For the nine months ended September 30, 2004, cash provided by financing activities amounted to $7,805,133 primarily due to the proceeds from issuance of common stock partially offset by the repayment of the borrowings and the additional investment in Intac Purun.  For the nine months ended September 30, 2003, cash provided by financing activities amounted to $7,148,366 and was due to the proceeds from the issuance of common stock and the borrowings from a bank.

In May 2004, we sold 800,000 shares of our unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D.  Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes. We filed a registration statement in May 2004 with the Securities and Exchange Commission, registering the resale of these shares plus 1,000,000 shares from the private placement completed in September 2003.  Also, the registration statement registered an additional 2,000,000 shares for possible future issuance by us.  The registration statement became effective on July 29, 2004.

We currently believe that we have adequate capital for at least the next twelve months; however, longer-term plans may require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve its operating performance, additional outside financing required to execute its longer-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any other financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Business Risk Factors” in INTAC International, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d -15(e) under the Securities  Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q such that the material information  required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company,  including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.  In addition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls during the quarter or from the date of our review.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: November 15, 2004

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