Form 10-K
period 2004-12-31
INTAC INTERNATIONAL INC
filed 2005-03-16
CIK 1127439

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-32621

INTAC INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0336945 (IRS Employer Identification No.)
Unit 6-7, 32/F., Laws Commercial Plaza 788 Cheung Sha Wan Road Kowloon, Hong Kong (Address of principal executive offices)	N/A (Zip Code)
(Registrant's telephone number, including area code) 011 (852) 2385-8789
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2004 (the last business day of the registrant's most recently completed second fixed quarter), was $103,721,000, based on the closing price of the registrant's common stock on The Nasdaq SmallCap Market of $12.29 per share.

        The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of March 14, 2005 was 22,121,455.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2005 annual meeting of stockholders to be filed with the Commission within one hundred and twenty (120) days after December 31, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        "Forward-looking statements" have been included throughout this Annual Report on Form 10-K. These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words "may," "will," "expect," "believe," "plan," "intend," "anticipate," "estimate," "continue," and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The factors listed in the section entitled "Risk Factors" in Item 1 of this report as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in these factors and elsewhere in this report could have an adverse effect on our business, results of operations or financial condition. You also should be aware that the forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

  •
  our ability to effectively execute our business plan;

  •
  our status as an early-stage company with an evolving, unproven and unpredictable business model;

  •
  our ability to continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

  •
  statements made concerning the revenues or operating performance expected for the year ending December 31, 2005, and beyond;

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

  •
  the impact of severe acute respiratory syndrome, or SARs, or other health risks on the economic environment;

  •
  the government of The People's Republic of China, or the PRC, may prevent us from conducting business in China;

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

  •
  the advent of new technology;

  •
  complex regulations that apply to INTAC or its affiliates as an operating company in China and elsewhere;

  •
  our ability to timely report our management's assessment of the effectiveness of our internal control over financial reporting, or identify and remediate material deficiencies;

  •
  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

  •
  other factors including those detailed under the heading "Risk Factors."

        You should also be aware that those "forward-looking" statements in regards to our career development services business are subject to a number of further risks, assumptions and uncertainties, such as:

  •
  our ability to capitalize on our career development services joint venture, Beijing Intac Purun Educational Development Ltd.;

  •
  our lack of prior experience with the career development services and Internet portal business, and our ability to develop and execute an effective business plan;

  •
  our ability to develop the fee-based services of the career development services and Internet portal business including assembling an experienced management team;

  •
  our ability to maintain the use for commercial purposes of the database of student information compiled by the Ministry of Education in the PRC;

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

        You should also be aware that those "forward-looking" statements in regards to our distribution business are subject to a number of further risks, assumptions and uncertainties, such as:

  •
  the low-margin nature of our distribution business;

  •
  changes in general business conditions or distribution channels in the wireless handset industries, and our ability to react to these changes;

  •
  the impact of competition in the wireless handset distribution industry, as well as in industries that we may operate in the future;

  •
  our ability to continue to sell products outside of traditional distribution channels;

  •
  our ability to continue to purchase sufficient inventory on terms favorable to us;

  •
  our small number of current suppliers and customers;

  •
  our lack of supply contracts with our vendors or distribution contracts with our customers;

  •
  the concentration of a significant portion of our wireless handset distribution business with a few large customers; and

  •
  the highly competitive and constantly changing nature of the international wireless distribution industry.

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

PART I

ITEM 1—BUSINESS

OVERVIEW

        INTAC International, Inc., is a United States holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim. Throughout this Report, references to "INTAC," "Company," "we," "us," and "our" refer to INTAC International, Inc., and its operating subsidiaries. INTAC currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).

        We operate in two segments, our Career Development Services Segment and our Distribution Segment. While our Distribution Segment historically has been our primary business segment and generated substantially all of our operating revenue, we shifted our focus in 2004 to the expansion and maturation of our Career Development Services Segment in China.

        Career Development Services Segment.    On January 15, 2004, we announced that we were shifting the emphasis of our business plan from the traditional distribution of premium brand wireless handsets to various career development services through our new Internet joint venture, Beijing Intac Purun Educational Development Ltd, or Intac Purun. Intac Purun was formed in October 2003 with China Putian Corporation and the Education Management Information Center, or the EMIC, an entity affiliated with the Ministry of Education of The People's Republic of China. Intac Purun initially was owned 45% by INTAC, 15% by China Putian Corporation, 30% by a private investor group and 10% by the EMIC. In June 2004, INTAC purchased an additional 15% interest in Intac Purun from China Putian Corporation. This additional 15% interest brings INTAC's total indirect ownership in Intac Purun to 60%. INTAC's ownership interest in Intac Purun is held indirectly through PRC nominees.

        Intac Purun was established to meet the growing need for providing career development services to students and young professionals and expanding the employment opportunities for graduates, which term we use to refer to students in their final year of university studies, in the PRC. On January 20, 2004, we announced that Intac Purun had been selected by the EMIC to establish and be the exclusive operator of the "Career Service Centers" for Chinese students under the supervision of the EMIC. These Career Service Centers provide students with a full-range of career development services, which assist these students in finding jobs and managing their careers.

        The Ministry of Education has established a database of more than 3.3 million graduates which has been made available exclusively to Intac Purun through its relationship with the EMIC. Intac Purun is developing its Internet portal to provide comprehensive employment information on its phrbank.com website to facilitate students' employment search and future career development. This Internet portal will offer to employers a platform to list open positions available to graduates contained within this unique database. This fee-based premium service will be linked to an employment service website of the Ministry of Education, a non-profit website used to communicate information to graduates.

        In September 2004, INTAC indirectly formed two new companies, Beijing Intac Media Advertising Company Limited, or Intac Advertising, and Beijing Intac Meidi Technology Development Company Limited, or Intac Technology, both of which are private Chinese corporations established to provide advertising services and value added services in support of Intac Purun.

        In December 2004, INTAC International Holdings Limited, a Hong Kong corporation and a wholly-owned subsidiary of INTAC ("Holdings"), acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. ("Huana Xinlong"), a leading Chinese developer of management software for educational institution administration. Huana Xinlong is located in Beijing, China and has products currently distributed and installed in more than 5,000 elementary and middle schools covering 12 Chinese provinces. In 2005, we plan to develop enhancements to Huana Xinlong's software for educational institution administration, which has been designated as the standard of the China School Administration System (for primary and middle schools) by the EMIC.

        As part of our business plan, we intend to bundle our Family-School Link Communication System, or FSLCS, which is a real-time communication solution combining Internet and wireless technologies that strives to fulfill the instant and interactive communication needs of teachers and parents, with Huana Xinlong's current software and system products to take advantage of Huana Xinlong's distribution channel of 5,000 schools. Through FSLCS, parents can receive frequent updates on their children via Short Message Services, or SMS, and Interactive Voice Recognition, or IVR, services on their mobile handsets or over Intac Purun's Internet portal joyba (www.joyba.com). Teachers also can exchange questions, comments and feedback with parents instantaneously over the same advanced telecommunication infrastructure. We plan to expand and strengthen Huana Xinlong's nationwide market coverage during a distribution campaign starting in the first half of 2005. Leveraging on Huana Xinlong's extensive distribution channel and market coverage, we believe that FSLCS has the potential for a faster market than could have been achieved organically.

        Our objective in 2005 is to further expand and enhance the business prospects and opportunities afforded by our relationship with the EMIC. We are developing an array of premium products and services which will be made available directly and through our Internet portal business which is being tailored to meet the growing student demand for career development products and services.

        Distribution Segment.    Our Distribution Segment includes our wireless handset distribution business, which we operate through Holdings and its wholly-owned subsidiaries, Global Creative International Limited, a Hong Kong corporation ("Global Creative"), and INTAC Telecommunications Limited, a Hong Kong corporation ("INTAC Telecom"). Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong. These products are then sold primarily to local customers in Hong Kong or customers in China.

        We historically have derived substantially all of our revenue from our Distribution Segment. Although we intend to emphasize our Career Development Services Segment going forward, we anticipate that a significant portion of short-term revenues will continue to be generated by our wireless handset distribution business.

        Through our wholly-owned subsidiary FUTAC Group Limited, a British Virgin Islands corporation ("FUTAC"), and our indirect subsidiary Intac (Tianjin) International Trading Co., a Chinese corporation ("Intac Tianjin"), we also operated an automobile distribution business as part of our Distribution Segment. Through these subsidiaries, we distributed luxury automobiles from Europe to purchasers in the Tianjin Port Free Trade Zone. In June 2004, we began phasing out the automobile distribution business to devote more time and resources to our Career Development Services Segment. The phase-out was substantially complete as of December 31, 2004, and did not have a material adverse impact on our results of operations, and the assets of this business were redeployed to our other businesses.

        Financing and Capital Requirements.    INTAC raised equity financing of $4.5 million in September 2003 in a private placement of common stock to an accredited investor. In May 2004, INTAC raised an additional $12.0 million from the sale of its common stock in a private placement to an accredited investor. Proceeds from the private placements will be used to expand our Career Development Services Segment, for strategic acquisitions or business alliances and for general working capital purposes. INTAC filed a registration statement that registered the resale of these shares for the purchasers.

        Other Business Opportunities.    We continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments as well as available capital. Many of these opportunities will be dependent upon our obtaining additional capital, or their value will be materially less to us if we do not have the financial resources to fully exploit such opportunities.

        Our common stock currently trades in the United States on The Nasdaq SmallCap Market under the symbol "INTN" and in Europe on the Frankfurt Stock Exchange under the symbol "WKN 805768".

CORPORATE HISTORY

        INTAC International, Inc., was incorporated under the name Commodore Minerals, Inc., under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation. Commodore's initial business operations concentrated on mineral exploration. Although Commodore never conducted any mineral exploration activities directly, it partnered with others in mineral exploration activities. Commodore ceased its business activities related to mineral exploration in September 2001.

        On September 28, 2001, Mr. Wei Zhou acquired a controlling interest in Commodore in a private transaction with one of the organizers of Commodore. On October 13, 2001, Commodore entered into a reorganization agreement with Holdings and the shareholders of Holdings, including Mr. Zhou, pursuant to which Mr. Zhou and the other shareholders of Holdings conveyed their stock in Holdings to Commodore in exchange for the issuance of an aggregate of 5,000,000 additional shares of Commodore common stock. Pursuant to that transaction, Holdings became a wholly owned subsidiary of Commodore, New Tech, previously a subsidiary of Holdings, became an indirect subsidiary of Commodore and Commodore changed its name to INTAC International, Inc. For more detailed information on the change of control of Commodore resulting in the establishment of our corporate structure, please see our Current Report on Form 8-K, filed with the SEC on October 15, 2001. For accounting purposes, this transaction was treated as a recapitalization of Holdings, with the effect that our consolidated financial statements reflect the historic business operations of Holdings.

        Mr. Zhou, our Chief Executive Officer, has significant experience in supply channel and distribution channel development in Asia. He has successfully developed strategic alliances in the Asia-Pacific region and we believe he has the strong ability to manage multi-national business relationships and assemble highly efficient distribution networks that will serve INTAC well as it expands into the newly-opened Chinese and Asia-Pacific marketplace.

        Our primary business strategy involves participating in selective business opportunities in the Asia-Pacific Rim, with particular emphasis on China. Our initial business activities were focused on distribution opportunities in the wireless handset industries Our objective in 2002 was to build our distribution channels and establish customer relationships and supply channels. In 2003, our objective was to continue to expand our distribution business, improve gross profit margins and establish relationships with Chinese telecommunications enterprises and Chinese Government entities which might lead to other business opportunities.

        While our objective in 2002 and 2003 was to focus on our wireless handset distribution business, in 2004, we shifted our primary focus to the enhanced business prospects and opportunities afforded by Intac Purun and its access to the Ministry of Education's unique database of graduates. In 2004, we strived to develop synergistic business alliances and acquisitions that would assist in meeting our future goals and objectives in our Career Development Services Segment.

        In 2005, our objective is to further enhance the business prospects and opportunities afforded by our relationship with the EMIC and the Ministry of Education. We are developing an array of premium products and services which will be made available directly and through our Internet portal business, which is being tailored to meet the growing student demand for career development products and services.

        We are an early stage company, with a very limited operating history upon which investors and others can evaluate our company, our current and proposed business and our prospects. See "Risk Factors—We are an early stage company and therefore our business and prospects are difficult to evaluate."

OUR PRODUCTS AND SERVICES

        The following is a brief description of the industries in which we operate, and the products and services we offer, or plan to offer, under the main categories of Career Development Services and Distribution. We intend to continue to evaluate opportunities to add new products and services, to provide products and services that can be monetized, and to better integrate our products and services. Many of our products and services under our Career Development Services Segment are in the early stage of development, and there can be no assurance that we will successfully implement them on a profitable basis or at all, for the reasons discussed under "Risk Factors."

CAREER DEVELOPMENT SERVICES SEGMENT

Industry Background—Chinese Career Development Services

The Internet and Mobile Telecommunications in China

        The Chinese public's initial enthusiasm for the Internet in the 1990's was met with skepticism from the authorities. But in the past few years, as Internet usage surged, official policy has been to embrace the Internet as a major national priority. In the Proposal on the Tenth Five Year Plan of National Economy and Social Development issued by the Central Committee of the Communist Party of China, expanding Internet usage and enhancing Internet access were made action items from 2001 to 2005.

        We believe Internet connectivity not only fosters the Chinese government's aim of developing global trade across a range of existing and emerging industries, but also helps satisfy a significant consumer market for content and media. With the wide availability of Internet cafes, relatively low-cost Internet access, and a huge mobile phone user base, the price for many, is affordable. According to China Internet Network Information Center, the number of Internet users in China increased from approximately 9 million as of December 31, 1999, to approximately 80 million as of December 31, 2003, and China continues to be the second largest Internet market in the world, behind only the U.S. Morgan Stanley has reported that if the near-term annual estimated growth rates are sustained (approximately 10% annually for the US and 30% for China) China could assume the leading position in five years.

        Due to the rapid growth in Internet use, companies in China are spending an increasing amount on advertising through Internet websites to promote their products and services. According to International Data Corporation, China's online advertising market is expected to increase to approximately US$344 million in 2007 from approximately US$63 million in 2002. The expected increase in Internet use in China also may lead to an expansion in the market for other Internet services, such as online games and directory listings, which we believe will create additional opportunities for growth in the Internet services market.

        According to China's Ministry of Information Industry, or the MII, China is the largest mobile telecommunications market in the world with approximately 315 million mobile phone users at the end of August 2004. In addition, China has experienced a significant increase in the use of wireless value-added services, the most popular form of which is SMS. In 2000, China Mobile launched its Monternet wireless value-added services platform, and in 2001 China Unicom launched its UNI-Info wireless value-added services platform. These platforms enabled the development of an additional type of SMS, which allow users to access products and services provided by third parties. China Mobile and China Unicom also began to allow these third-party providers to use their billing and collection systems to charge fees for products and services that are delivered through the Monternet and UNI-Info platforms. This created an opportunity for Internet companies to deliver their Internet portal products and services to users in China through their mobile phones and to utilize these billing and collection systems to collect fees for these products and services.

        According to the MII, the total number of short messages transmitted in China in 2002 was approximately 90 billion, rising to approximately 220 billion in 2003. From January to August 2004, approximately 135 billion were transmitted with the total for 2004 estimated at approximately 550 billion. Point-to-point SMS accounted for approximately 75% of the total number of SMS messages sent through China Mobile's telecommunications network, while the remaining approximately 25% was accounted for by other SMS-based wireless data services. In addition, we believe that with the continuous upgrading of mobile telecommunications networks in China, the wireless value-added services market will further expand by allowing users to transmit larger amounts of data at higher speeds and to access additional products and services through their mobile phones.

Career Development and Education in China

        Education in China has been rapidly developing in order to keep pace with the ongoing economic development. The Chinese government in its Tenth Five Year Plan stresses the importance of education, with its planned sector spending level at about US$50 billion annually. We believe China's population is becoming more aware of the need for life-long learning in a complex world, and the demand for higher education is rising quickly. With urban income increasing rapidly, we anticipate an increase in higher education consumption in the next ten years and beyond.

        According to China's Ministry of Education there are approximately 1,700 universities with approximately 14 million students in China, of which approximately 3.4 million will enter the job market in 2005. This number of students is expected to grow to 21 million by 2008. According to published statistics, there are also more than 500,000 elementary and middle schools in China with a total of over 200,000,000 students.

INTAC'S Approach

        We believe more and more university students and young professionals have realized that they need job placement assistance and career development counseling. At the same time, corporations with hiring needs lack efficient and effective channels to reach qualified candidates. We expect that further development of China's technology infrastructure, more affordable and diversified means of Internet access, and expanding computer ownership will connect an increasingly larger group of job seekers and employers across a wider geographical area as well as facilitate the use of a web-based platform for the delivery of career development services. To bridge the gap between university students, corporations and government entities, Intac Purun plans to continue to enhance its Internet portal to provide a full range of career development services to students and hiring companies.

        Our career development services are being established to meet the growing need for providing career development services to students and young professionals and expanding the employment opportunities for graduates in the PRC. As educational and employment related demands are increasing, our goal is to build the largest career service portal for Chinese students through our exclusive resources and innovative technologies. We intend to offer a full range of services directly and through our Internet Portal and Career Service Centers described below. These will include campus employment services which will provide online information to students and young professionals who are looking for internships and jobs and employers who are looking for qualified trainees and employees.

Our Career Development Services Segment includes the following products and services:

        phrbank.com:    In 2004, INTAC launched www.phrbank.com, a website to integrate recruiting and professional training services in China for large companies with increasing demands for new employees. This website is a platform for PHR Bank (professional human resource bank), an integrated program of placement, search, campus recruiting and professional training services for enterprises. The service is designed for international and Chinese companies that need to hire large numbers of new employees, and provides employment information to job seekers and employers. The portal lists open positions available to graduates and enables corporations to access information provided by the Ministry of Education's 3.3 million graduate database which has been made available exclusively to Intac Purun through its relationship with EMIC. This database is maintained by the EMIC and periodically updated with information supplied by universities. Intac Purun's database software is being developed to match open positions with eligible candidates, who will receive an individual entry code to Intac Purun's website which will list available jobs matched to the capabilities of such candidates. We also intend to provide to Chinese students over the Internet portal various paid services with leading telecom, financial, and consumer product companies, including online career assessments and career development counseling, lifestyle and entertainment information, as well as a service that will provide subscribers with daily job information and open positions on their mobile phone through text messaging. In addition, the Internet portal will enable hiring companies to perform comprehensive background checks on their prospective employment candidates.

        Intac Purun is offering a special showcasing service to individual universities to help them promote themselves and their students on phrbank.com. INTAC expects to reach 30 universities in 2005 (30% penetration rate of 100 targeted universities).

        joyba.com:    Intac Purun's website www.joyba.com is designed to attract students by providing information related to lifestyles and social activities of students and young professionals. This website also contains limited information on employment opportunities, with a link to our www.phrbank.com website. The goal of www.joyba.com is to become the "Number One Meeting Place for Chinese Students."

        Family-School Link Communication System:    We expect FSLCS to enable INTAC to grow its counseling and guidance business to elementary and middle school markets and further develop its business relationship with the EMIC. INTAC intends to bundle its FSLCS system with Huana Xinlong's software for educational institutional administration, which has been designated as the standard of the China School Administration System (for primary and middle schools) under the standards established by the EMIC. We plan to expand and strengthen Huana Xinlong's nationwide market coverage during a distribution campaign starting in the first half of 2005. Leveraging on Huana Xinlong's extensive distribution channel of 5,000 schools and national market coverage, we believe that FSLCS has the potential for a faster market than could have been achieved organically.

        FSLCS is designed to help elementary and middle school teachers and parents communicate more effectively. Traditionally, there are only limited channels through which they have been able to communicate, e.g. face-to-face meeting by appointment, postal mail or telephone call. Most of the time, students themselves become the only "messenger" between teachers and parents. Such limitations directly result in the lack of effective and timely communication among schools, teachers and parents about students' well-being, academic performance and extracurricular activities.

        With FSLCS, parents will have instant availability to their childrens' daily attendance records, exam scores and event announcements, as well as school news. We believe that the FSLCS has large potential demand from Chinese parents looking to take a more active role in their childrens' education process and keep in contact with their children via SMS messaging. Services offered to parents include:

  •
  a 2G location placement service (LPS) to relay the position of a student user to parents;

  •
  display of schedules and homework assignments; and

  •
  a means of writing and sending opinions to the school or FSLCS website.

        Student services include:

  •
  exam score inquiries;

  •
  class notices; and

  •
  a means of sending opinions to school administrators and/or teachers.

        The local mobile telecom operators have expressed interest in FSLCS as it brings in education specialists to utilize SMS technology to provide value-added services, while sharing 50% of the revenues with the telecom operator.

        We believe that the target market potential of FSLCS is large. According to published statistics, there are more than 500,000 elementary and middle schools in China with a total of over 200,000,000 students. Based upon the market survey conducted by Intac Purun in selected cities, we expect the FSLCS solution to be welcomed by both parents and teachers. The service, which will be offered by Intac Purun in partnership with China Mobile Communications Corporation ("China Mobile") and China United Communications Corporation ("China Unicom"), China's leading mobile telecom operators, will mainly focus on the elementary and middle school markets in China where the communication is most needed. We are in the process of renegotiating the China Mobile and China Unicom agreements, which expire in April 2005 and March 2005, respectively.

        Career Service Centers:    Intac Purun was selected by the EMIC to establish and be the exclusive operator, under the supervision of the EMIC, of the "Career Service Centers" for Chinese students. These Career Service Centers provide guidance to local education authorities in providing career services to local students and introduce Intac Purun's services and products to students. In addition, Intac Purun plans to liaise with other government agencies and corporations as the career service provider of the EMIC. We believe that this relationship gives Intac Purun competitive advantages over its competitors. These Career Service Centers provide Chinese students with a full-range of career development services, which assist these students in finding jobs and managing their careers. The goal of Intac Purun is to build the largest career service portal for Chinese students through its exclusive resources and innovative technologies. As the sole operator of the Career Service Centers, which represents the Ministry of Education in handling student career services, Intac Purun believes it is the sole representative designated by the EMIC to provide all career services to students. As of December 31, 2004, Intac Purun had established 11 Career Service Centers on the campuses of leading universities and expects to increase this number to 20 during 2005. Intac Purun is in discussions with a large number of universities to set up Career Service Centers to provide career development and placement services, and plans to integrate recruiting and training information offered through the Intac PHR Bank (professional human resource bank) at approximately 1,000 universities within China over the next three years.

        HR outsourcing "Employer Services":    Intac Purun is offering human resource outsourcing services (recruitment, intern programs, on-job training) to local and foreign companies interested in recruiting graduates. Although this area is becoming more competitive, we believe our brand, with its association with the EMIC and the Ministry of Education, will have an advantage. We expect 16 sales agents to secure 16 projects in 2005.

        Recruiting Management Software (RMS):    We are developing our RMS product to enable companies to manage all recruitment functions, including resume screening, interview scheduling, and intern program development. We expect to roll out the product to 168 state-owned and multinational companies in 2005 and secure contracts with 27%, or 45, of these companies.

        Campus student training:    Our campus student training business includes two levels of job-related training programs to help students prepare for interviews and acquire basic job skills. These include the: (1) Career Orientation Class and (2) Internship Preparation and Placement Program. The Career Orientation Class, which currently is in the planning stages, is expected to be a full-time mandatory pre-requisite course developed and mandated by the Ministry of Education for all graduates. Intac Purun expects to be the sole partner for the Ministry of Education or an institution associated with the

Ministry of Education in operating the project which is scheduled to begin in May 2005. The Internship Preparation and Placement Program is designed to help students prepare for internship opportunities.

        MCNE Professional career training:    Training services will be offered to and supported by large local companies and multinationals as an extension to the ACCT campus graduate training. The first project is Motorola Certified Network Engineer, or MCNE, which was jointly developed with Motorola. Under a Ministry of Education department, the EMIC, Intac Purun and Motorola offer semester-long GSM and 3G technology courses on selected campuses with the view that graduates who have completed this course will be on the fast track to be hired in their respective concentrated industries. As of December 31, 2004, ten universities have signed up. We expect 5,000 entry-level trainees and 1,000 middle-level trainees in 2005.

        We also plan to offer Undergraduate Student Training that will include basic and enhanced skills training. The basic skills training is tailored towards the demands of the job market and will enhance the student's individual skills. The advanced skills training will strengthen the student's individual skills that were developed after completion of the basic training. These training courses will be offered in cooperation with multinational companies such as SAP, Cisco and Microsoft. These courses will last at least one semester and be offered at over 1,000 universities.

        Professional Management Career Training created based upon the criteria established by national and multinational employers also will be offered. Courses will be created in those areas that require "continuing education" after graduation. These courses will be set up as alliances with private teaching companies. Intac Purun currently has built relationships with 500 national and multinational employers in China. The services will be supported on our www.phrbank.com website. Upon successful completion of the specific training course, the participants will be certified for the professional qualification.

        An important factor in the assessment and training market is credibility. One has to be credible for students to take the assessments and for companies to use the results. We believe that Intac Purun's selection as the exclusive career service provider for the EMIC provides credibility for Intac Purun in this market. Again in this market, Intac Purun is going to deploy the same aggressive marketing strategy, i.e. to push the assessments and trainings to students through local education authorities and universities.

        Job information subscription service:    During 2004, Intac Purun launched its first paid career service to Chinese students, a job information subscription service. Once a student subscribes to this service, we will send daily job information to the subscriber via text messages on their mobile phone. The information includes job opportunities tailored towards the subscriber's particular interests and background, interview tips, and career development advice. The subscriber will be charged a subscription fee for this service.

        As the Chinese job market becomes more competitive, we believe that many students are ill-prepared for the market. Not only do they lack access to information on job opportunities, but also they have little idea of how to compete in the job market. This job information service will fill both needs conveniently with one easy subscription.

        Intac Purun has exclusive access to the job opening database for graduates compiled by the EMIC. The database has more than 100,000 jobs currently and is kept up to date by the EMIC. This database enables Intac Purun to offer graduates job information that is not generally available to them. Intac Purun also plans to pursue gaining access to other similar databases such as the PRC Ministry of Personnel's internal job opportunities (with a listing of over 10,000 jobs).

        Assessments and Trainings:    Intac Purun intends to provide assessments both on its Internet portal and through local Career Service Centers and universities for a fee. These assessments include personality assessments, capability assessments, and professional assessments. They will not only help students discover the types of jobs suitable to their personalities and/or capabilities, but also will allow hiring companies to better locate potential candidates. In addition, working closely with the EMIC and universities, Intac Purun will offer follow-up training to students to better prepare themselves for the job market.

        Other Products and Services:    Under the guidance of local Career Service Centers, local education authorities and universities will be responsible for collecting and authenticating comprehensive student biographical data. We will charge students appropriate processing fees for having their data available to hiring companies. This service will not only generate data processing revenue for Intac Purun, but also create a comprehensive student biography database certified by the EMIC.

        Because China still lacks a personal credit system, it is very difficult for companies to check the validity of a candidate's claims such as grades at school, degrees obtained, and extracurricular activities. With the EMIC's student database and the biographic data collected through local Career Service Centers, we intend to fill this market need by providing comprehensive student background reference check services to hiring companies.

        Comprehensive Management System for Elementary and Middle Schools (CMSEMS):    This is a school administration database that stores schedules, produces data reports to the education bureau, enables course set-up, student registration and classification, and manages student and teacher files. The CMSEMS is in compliance with the standards established by the Ministry of Education, so information can be easily shared among various users across different schools.

        Comprehensive Management System for Colleges (CMSC):    CMSC is a university daily administration and school management software package originally developed by the EMIC. Huana Xinlong is the current owner of the CMCS. Over 50% of China's universities have adopted CMSC as their standard.

        School Office Automatic Administration Management System (SOAAMS):    This software system, developed independently by Huana Xinlong, is in compliance with the EMIC standards and helps standardize education office procedures for the schools and the education bureau. Standardization includes personal scheduling, document management, and a daily office work scheduler.

        Affinity Services:    Apart from Educational and Career Services, Intac Purun believes it will derive substantial revenue from a variety of affinity services. These products will reach the same target groups and be offered through the same distribution channels as our career development services. Intac Purun's goal is to position itself to be the one-stop Internet information, education and entertainment portal for Chinese students.

        Affinity services will include discounted prices for services and products from cooperative companies, which will be made available to students. Subscriber Identity Module (SIM) cards through China Unicom will also be offered to students. These cards will support students by reducing the cost of mobile services over China Unicom's network by approximately 50%. Recruiting agents services will be performed by Intac Purun for domestic training companies. The advantage of our university cooperative platform has been utilized by signing an agreement with an IT certification and professional English training school. Intac Purun will recruit students to sign up for these professional training courses. Campus promotion and marketing services will be offered to our commercial business partners. Intac Purun realizes the costs associated with marketing to the 1,700 universities throughout China are cost prohibitive for commercial businesses to pursue. Intac Purun will assist these commercial businesses and enhance their image to the students to increase the sale of their products.

        Our Career Development Services Segment involves substantial risk. Our business model is based on a belief that we will be able to, in part, (i) maintain a close relationship with the Ministry of Education and the EMIC, (ii) our ability to use exclusively the database of graduates complied by the Ministry of Education and the continuous updating of the database by the EMIC, (iii) remain as the exclusive operator of these Career Service Centers, (iv) retain Huana Xinlong's software's designation as the standard of the China School Administration System by the EMIC and (v) our ability to successfully renegotiate our agreements with China Mobile and China Unicom on terms acceptable to us. We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives. If we are unable to implement our business model effectively or lose our relationships with the Ministry of Education or EMIC, our business, results of operations and financial condition would be materially adversely affected. See "Risk Factors—Risks Related to our Career Development Services" and "Risks Related to the Internet Portal Industry, Internet and Our Technology Infrastructure."

Sales and Marketing

        Our marketing strategy is to focus on generating brand awareness for Intac Purun's Internet portals www.phrbank.com and www.joyba.com with students and companies who are currently looking or will be looking to fill open positions, Chinese Internet users and the Chinese public at large. Advertising is an important element to establish Intac Purun as an Internet portal leader in the market place and to protect ourselves against the risk of new entrants and established industry competitors, many of which have greater financial resources than we do or currently enjoy a superior market position than we do.

        Our sales efforts for our Career Development Services Segment are coordinated in Beijing by managers for each of our business lines within the segment. These managers report directly to our Chief Executive Officer, Wei Zhou, and spend substantially all of their time developing and maintaining relationships with our current and potential customers. Our sales force (which is, in the aggregate 257 full time personnel in this segment at the time of this Report) operates on a business line basis.

        Intac Purun intends to continue to deploy an aggressive sales and marketing strategy.

Seasonality

        We are not aware that there are or will be significant seasonality issues in the use of the Internet portal. While we have no experience regarding the seasonality of the career development services, we are aware that some aspects of our e-commerce may be influenced by a number of seasonal factors, including new graduate enrollments, student graduations, product promotions, availability of open job positions and holidays, including Chinese New Year during the first quarter of the year. As a result, we expect to adjust our marketing focus to reflect the anticipated level of sales activity. We also expect that our sales will be influenced by cyclical economic conditions in the different regions in which we operate. An economic downturn in one of our principal markets could materially and adversely affect our revenues and profits.

Competition

        The market for websites offering online content and services targeting the global Chinese community is competitive and we expect competition to increase in the future. Many of the companies are attempting to address this market by offering portal, content and e-commerce services to distinct local markets within greater China. In turn, these companies compete with Intac Purun for user traffic, potential advertising revenue, e-commerce transactions, short messaging service and other fee-based services, and potential partners. The Internet market is still developing. We are just one of the growing number of website providers that have entered into business arrangements with the leading China mobile service providers to offer SMS content. Competition is intense and is expected to increase significantly in the future.

        We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft, Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in greater China increases and the greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed Internet, media or other companies.

        We face significant competition in our www.phrbank.com and www.joyba.com businesses as well as in our executive search and other human resource businesses. Competitors may include local newspaper publishers and specialized recruitment advertising publications, dedicated job search websites such as 51job.com, ChinaHR.com, Cjol.com and Zhaopin.com, as well as increasing levels of competition from national Internet portals in China such as NetEase.com, sina.com, sohu.com and tom.com, which provide online recruitment services. In addition, many executive search firms and other competitors currently engaged in print advertising have started to internally develop or acquire online capabilities.

        Our executive search and other human resource related businesses face significant competition from a variety of Chinese and foreign firms in all of our markets, including firms that compete with us in the market for online recruitment advertising. We believe that the competition for our other human resource related services, especially for executive search and training services, is largely fragmented and localized. The main competitors in our market for executive search services in China include entities such as 51job, Inc., Bó-Lè Associates, Ltd., Hudson Highland Group, which is a spin-off from TMP Worldwide, Standard, and Sterling, each of which provides executive search services on a nationwide basis.

        Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts, our exclusive arrangements with government agencies, and the performance of our technology.

        We believe that the strategic competitive advantage of Intac Purun is its close relationship with the Ministry of Education and exclusive partnership with the EMIC. As the exclusive representative and sole operator of the Career Service Centers, which represents the Ministry of Education to handle all student career services, Intac Purun believes it is the representative of the EMIC to provide all career services to students. We believe that this relationship gives Intac Purun competitive advantages over its competitors, including:

  •
  Exclusive access to the Ministry of Education's student databases;

  •
  Exclusive authority to set up and operate local Career Service Centers;

  •
  Authority to compile complete student information provided through local education authorities and universities;

  •
  Guidance to local education authorities in providing career services to students;

  •
  Representing the EMIC to provide career services to students; and

  •
  Great influence over the types of career services students will use.

        We believe that these advantages will enable Intac Purun to build the largest career service portal for graduates and become a premier provider of career development services for graduates in China.

DISTRIBUTION SEGMENT

Industry Background—The Chinese Wireless Telecommunications Industry

General Information

        China has experienced rapid growth in mobile telecommunications use in recent years. According to China's Ministry of Information Industry, China is the largest mobile telecommunications market in the world with approximately 315 million mobile phone users as of the end of August 2004. Although growth in China has slowed sharply since 2002, we believe the size of the urban market still offers room for growth in the coming years. Prices for both handsets and services offered by the two State companies controlling the market, China Mobile Communications Corporation and China United Communications Corporation, have been falling steadily, as Chinese handset vendors challenge foreign giants such as Nokia and Motorola.

Industry Challenges

        Numerous factors have converged in recent years to create new challenges for traditional wireless equipment distributors. These factors include the following:

        Increasing Number of Equipment Manufacturers and Available Models:    Originally, there were relatively few manufacturers of mobile communications equipment. However, within the last several years, numerous new manufacturers have entered the market and the number of available models has increased. We believe that these trends have increased the costs and inventory risk of many traditional distributors who attempt to keep an adequate supply of handsets for each manufacturer by model.

        Lack of Brand Loyalty:    Although four vendors (Nokia, Motorola, Samsung and Siemens) continue to dominate the industry in China, numerous smaller manufacturers have entered the market. We believe that consumer handset selection is based less on brand name loyalty and more on features, size, pricing and similar factors. As a result, distributors having long-term distribution agreements with vendors and manufacturers or agreements containing "minimum commitments" may find it more difficult to react to changes in consumer preferences.

        Unaffiliated and Operator-Affiliated Retailer Base:    Because of the strong growth in worldwide users of mobile communications, the number of retail locations selling wireless handsets is also increasing. We believe that many of these locations are unaffiliated with a network operator and are generally free to purchase inventory from any entity they desire. We expect that this trend has been fueled somewhat by the number of repeat users desiring to purchase new equipment but who do not desire to switch their existing service provider. Many of these retailers, or the distributors that serve them, generally desire to purchase in smaller quantities not readily available from traditional distributors. In addition, we recognize that the vast majority of operator-affiliated retailers must rely on secondary sources of supply. In either case, we believe that the purchasing agents in these situations are motivated to buy from a distributor on the basis of price and availability and, to a lesser extent, on the basis of a prior business relationship. Consequently, we expect that those distributors that compete on a basis other than price, availability and relationship will find it increasingly difficult to reach the unaffiliated retailer and operator-affiliated base.

        Price Volatility:    Over the last several years, prices for wireless handsets have become increasingly volatile. This volatility is due to, among other things, increased supply into the various sales channels, a larger number of manufacturers, and a slow-down in the economy generally. As a consequence of this volatility, a "spot market" has developed in which large quantities of inventory can be purchased and sold at the then-prevailing market price. Prices for equipment can vary as much as 10% from one day to the next. Traditional distributors often find it difficult to participate or benefit from this spot market due to their contractual arrangements with the manufacturers.

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

INTAC'S Approach—Distribution Business

        We distribute, through Holdings and its subsidiaries Global Creative and INTAC Telecom, wireless handsets manufactured by major mobile communications equipment manufacturers. For the years ended December 31, 2004 and 2003, a substantial number of our total handset sales were products manufactured by Nokia, Motorola, Siemens and Samsung. Our wireless handset products are compatible with most network operators, as well as analog and digital standards and other developing technologies.

        In our Distribution Segment, we pursue an "efficient distribution" strategy that we believe provides us with a competitive advantage in our market. We believe that this market is characterized by multiple distribution levels that add costs to the ultimate consumer without providing corresponding value added services or product distinction. By reducing the number of distribution layers between the manufacturer and the retail distributors, we are able to compete based upon price with other distribution networks. Within the Distribution Segment, we also have an established customer base, which at this time has increasing volume demands which we believe we are prepared to meet. We have strong and trusted relationships with our customers with a reputation for reliability, low cost, experience and trust. In addition, we seek to take advantage of windows of opportunity to acquire other complementary products at discounted prices that may become available from time to time.

        We believe that our ability to take advantage of perceived inefficiencies in the distribution markets for the wireless handset industry provides us with the following competitive advantages:

  •
  Focus on Best Selling Products. In our distribution business, we have established relationships with industry leaders, including network operators, large retailers and other worldwide distributors. Through these relationships, we expect to receive up-to-date industry information regarding trends in consumer buying patterns. This information should enable us to buy and sell only those models that we believe are the most popular among end-users, thereby reducing our inventory risk and increasing the number of inventory turns per month when compared to that of our competitors.

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

  •
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

        Our system of efficient distribution involves substantial risk. Our business model is based on a belief in the future of the wireless handset industry that is contrary to the generally held belief that such industry is shifting away from pure distribution services to a mix of distribution services and ancillary services, such as logistics services. We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives. If we are unable to implement our business model effectively, our business, results of operations and financial condition would be materially adversely affected. See "Risk Factors—Risks Related to the Distribution Industry."

Our Supply Channel

        Wireless handsets are available to us at low prices for a variety of reasons, including our ability to quickly move large quantities of wireless handsets, the inability of a vendor to sell sufficient product through regular channels, the cancellation of orders placed by other distributors and the termination of business by a manufacturer or wholesaler. Currently, our access to sources of equipment is based primarily on relationships which our management has established over approximately the last seven years. Other sources of product include other distributors, network operators and independent brokers. We receive information about new sources of products from contacts, online resources, advertising and industry publications. Our Chief Executive Officer currently handles all inventory procurement and has the most significant industry contacts. To date, we have not been able to purchase inventory directly from a manufacturer. We currently do not have any supply agreements or authorized distribution agreements with any manufacturers or other vendors and, therefore, our entire inventory is purchased on the "spot market," mainly from other wholesalers. We expect that we will begin purchasing a larger portion of our inventory from network operators and manufacturers in the future, although there can be no assurances in this regard. Our experience has indicated that network operators and other wholesalers look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels. However, this situation could change if manufacturers or our suppliers decide to discourage the use of our distribution channels.

        During the year ended December 31, 2004, we made purchases from more than ten suppliers, substantially all of which are other wholesalers. Our three largest suppliers of wireless handsets accounted for approximately 82.8% of our product purchases for the year ended December 31, 2004, and our single largest supplier, Deutsche Telekom, accounted for approximately 57.0% of our product purchases for the year ended December 31, 2004. At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; however, we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships is important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

Our Distribution Channel

        Products are generally delivered by common carriers to our warehouse facilities in Hong Kong or Frankfurt or designated freight forwarders. After delivery, we inspect, count and prepare the orders for shipment or pick up by our customers, which are mobile communications equipment wholesalers, agents, retailers and other distributors, mainly in Hong Kong. These products are then sold primarily to local customers in Hong Kong or customers in China.

        We do not generally maintain inventory for a long period of time. Instead, we generally seek to have a buyer for our inventory prior to the time an order is placed with a vendor. The time between a customer's purchase order and the completion of the sale of that item is generally less than 10 days. Although we assume certain inventory and price risk associated with selling these products, we believe our ability to sell our inventory quickly through our distribution channels and our system of efficient distribution minimizes the risk. To date, our expenses resulting from write-downs of excess inventory have not been material. Most of our new handsets come fully packaged in their original containers and carry the manufacturer's original warranty. We have not previously experienced any material amount of warranty-related issues.

        We generally sell our products pursuant to a customer purchase order and subject to our confirmation containing terms and conditions. Because orders are generally not accepted unless they can be filled within a few days of receipt, backlog is generally not material to our business.

Sales And Marketing

        Our sales and marketing efforts for wireless handsets are coordinated in Hong Kong, Frankfurt and Beijing by a manager for each office. These managers, who report directly to our Chief Executive Officer, Mr. Zhou, spend substantially all of their time developing and maintaining relationships with our customers and suppliers. Inside each office, our sales force (which is, in the aggregate four full time personnel in this segment) operates on a named account basis rather than by geography, which allows us to maintain a single point of contact for each customer. In addition to our inside sales force, we also engage non-employee, commissioned sales agents to sell our products. Our largest accounts are handled directly by Mr. Zhou. Our outside sales agents are compensated on a Commission Program that is designed to reward account profitability and promote sales growth into new geographic regions.

Seasonality

        Handset sales are influenced by a number of seasonal factors including customer buying patterns, product promotions, availability of distribution channels, holidays, including Chinese New Year during the first quarter of the year, and product supply and pricing, and as a result, we adjust buying to reflect the anticipated level of sales activity. In addition, we also expect that our sales will be influenced by cyclical economic conditions in the different countries in which we operate. An economic downturn in one of our principal markets could materially and adversely affect our revenues and profits.

Competition

        Competition among wireless handset distributors is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We compete primarily on the basis of:

  •
  price;

  •
  inventory availability;

  •
  delivery time; and

  •
  our customer relationships.

        Many of our existing and potential competitors, including traditional distributors, have longer operating histories, larger customer bases, direct contractual relationships with manufacturers and other highly desirable vendors, greater name recognition and significantly greater financial, personnel and marketing resources than we do. These competitors generally can undertake more aggressive pricing policies, move more inventory, and make more attractive offers to customers, distribution partners and suppliers than we can. Additionally, substantially all of our existing and prospective customers have established long-standing relationships with one or more of our competitors or potential competitors. Consequently, we cannot be certain that we will be able to expand our customer list or retain our current customers. We may not be able to compete successfully against our current or future competitors and competition could materially and adversely affect our revenues and profits.

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

BUSINESS SEGMENT FINANCIAL DATA

        Information concerning segment income attributable to each of our Career Development Services and our Distribution business segments and geographic areas is set forth in "Item 6—Selected Financial Data" and in Note 13 of Notes to Consolidated Financial Statements, all of which information is incorporated herein by reference. Information concerning identifiable assets of each of our business segments is set forth in Note 13 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

        Revenue from our Career Development Services Segment as a percentage of our total revenue was approximately 3.6% in 2004. Revenue generated from sales of our education administration software accounted for 82.5% of the total revenue from our Career Development Services Segment in 2004.

        Revenue from our Distribution Segment as a percentage of our total revenue was approximately 96.4% in 2004. During 2004, aggregate revenues generated from our two largest customers accounted for approximately 65.3% of our total revenues. These customers were Mr. Lam and Mr. Lau, and represented 54.9% and 10.4% of our total revenue, respectively.

GEOGRAPHIC FOCUS

        In December of 2001, China entered the World Trade Organization ("WTO"). Membership in the WTO represents a major milestone of a decade-long shift from a centrally planned economy to a market economy. With its entry into the WTO, China embarked on an ambitious series of steps to reform its trade and business environment. For example, China has undertaken major changes in import and export rights; however, until the reforms have been completed and come into effect, trading rights will remain the subject of government approval. We have leveraged our contacts in China to allow us to take advantage of emerging opportunities in the wake of these reforms. We will continue to develop strategic contacts in the region as the plan for liberalizing Chinese Internet portal, human resources and distribution services continues to follow the new open-door growth pattern.

        China's WTO membership has fundamentally redefined China's relations with other countries, especially with the United States, its most significant export market, as well as its neighbors throughout Asia. WTO membership has allowed China to defend its trade interests using the WTO dispute-settlement system. Chinese exporters have benefited from the certainty that their trading partners must comply with WTO rules. For example, WTO members can no longer discriminate against Chinese products in their home markets. China's membership into the WTO has made it more attractive to foreign investors, and foreign investments have resulted in more high-paying jobs, more government tax receipts, more technology transfers and, ultimately, more consumer spending. China's WTO commitments have facilitated increased competition in every sector of the economy. As a result of increased trading opportunities, Chinese consumers are expected to benefit from the increased competition encouraging a larger range of choices, lower prices, and higher quality in consumer products and services. The combination of reduced trade barriers and the increase in the standard of living in China has and should continue to significantly increase the demand for consumer products and services in China, including wireless handsets, as well as demand for career development services.

        We believe that these continuing reforms in China will enable us to participate in various investment opportunities in China. Our first entry into the Chinese distribution market was accomplished in October 2001 through our acquisition of operating subsidiaries that distribute premium brand wireless handsets to mobile communications equipment wholesalers, agents, retailers and other distributors in Hong Kong for sale to mainland China. In 2004, INTAC announced the shift in emphasis of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun and our Career Development Services Segment.

        Information regarding financial data by geographic region is contained in our financial statements beginning on page F-1.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

        Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations in China. The PRC Internet industry is regulated by various governmental authorities, such as the Ministry of Information Industry or MII, the State Administration of Industry and Commerce, or SAIC, the State Press and Publications Administration, or SPPA, and the Ministry of Public Security. See "Risk Factors—Risks Related To the Chinese Internet Portal Industry, the Internet and Our Technology Infrastructure" and "Risks Attributable To International Operations."

        Human resource service firms and Internet content providers are subject to substantial regulation by the PRC government. An "Internet content provider" is a commercial operator providing the delivery of Internet content. This section sets forth a summary of the most significant PRC regulations that affect the business and the industries in which we operate.

Human Resources

        Human resource services firms in China are mainly regulated by the PRC Ministry of Personnel. The principal regulation applicable to human resource services firms is the Regulations on Administration of Human Resource Markets (2001), jointly promulgated by the PRC Ministry of Personnel and the PRC State Administration for Industry and Commerce. Under this regulation, any entity providing human resource services in China must obtain a human resource services license from the local Administration of Personnel. Each of these Administrations may adopt rules, with some degrees of variation among provinces, to regulate human resource services operations conducted within the province.

        The principal regulation governing ownership in human resource services companies in China is the Interim Regulations on the Administration of Sino-foreign Equity Joint Venture as Human Resource Agencies (2003), jointly promulgated by the PRC Ministry of Personnel, the PRC Ministry of Commerce and the PRC State Administration for Industry and Commerce. Under this regulation, the percentage of foreign ownership in the equity interest of a foreign invested human resource services company cannot be less than 25% or more than 49%. Because Intac Purun provides human resource services in China, Intac's initial indirect ownership interest in Intac Purun was set at 45% as a result of these regulations. Subsequently in June 2004, INTAC purchased an additional 15% indirect ownership interest in Intac Purun from China Putian Corporation. This additional 15% indirect ownership interest increases INTAC's total indirect ownership in Intac Purun to 60%. Subject to the promulgation of additional regulations on foreign investment in the PRC human resources services sector, INTAC may be required to undertake other restructuring measures in order to comply with Chinese regulations.

Telecommunications

        On October 1, 2000, the Telecommunications Regulations of the People's Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. The Telecom Regulations reiterate the long-standing principle that telecommunications service providers need to procure operating licenses as a mandatory precondition for the commencement of operations. A distinction is drawn between "basic telecommunications services" and "value-added telecommunications services." "Value-added telecommunications services" are defined as telecommunications and information services provided through public networks. A "Catalogue of Telecommunications Business," which is attached to the Telecom Regulations and was updated on June 2001, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services. The Catalogue lists the following services as being of a value-added nature: (a) e-mail, (b) voice mail, (c) online information storage and retrieval, (d) electronic data interchange, (e) online data processing and exchange, (f) value-added fax, (g) Internet access services, (h) Internet information services, (i) Internet data center services and Internet virtual private network services, (j) video-conferencing, (k) call center and voice mail services, and (l) certain mobile and satellite telecommunications services.

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

        The Administrative Measures for Telecommunications Business Operating Licenses, or Telecom License Measures, were promulgated by MII on January 4, 2002, to supplement the FITE Regulations. The Telecom License Measures confirm that there are two types of telecom operating licenses for operators in China (including FITEs), namely: licenses for basic services and licenses for value-added services. With respect to the latter, a distinction is made as to whether a license is granted for intra-provincial or "trans-regional" (inter-provincial) activities. An appendix to the license will detail the permitted activities of the enterprise to which it was granted. An approved telecom service operator must conduct its business (whether basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. The Telecommunications License Measures also confirm that the MII is the competent industry authority for foreign-invested telecom enterprises.

Internet Information Services

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

        The ICP Measures stipulate further that entities providing online information services regarding news, publishing, education, medicine, health, pharmaceuticals and medical equipment must procure the consent of the national authorities responsible for such areas prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their home page. ICPs are obligated to police their websites in order to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions that have been promulgated by other ministries over the past few years. Most importantly for foreign investors, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner.

        On December 28, 2003, the Beijing Telecommunications Administration (the municipal branch of the MII) issued to Intac Purun a Telecommunications and Information Services Operating License. We believe we have all necessary licenses to operate the Internet portal.

Information Security and Censorship

        The principal pieces of PRC legislation concerning information security and censorship are:

  •
  The Law of the People's Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

  •
  The Law of the People's Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

  •
  Rules of the People's Republic of China for Protecting the Security of Computer Information Systems (1994);

  •
  Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

  •
  Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

  •
  Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

  •
  Notice issued by the Ministry of Public Security of the People's Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

  •
  The Decision of the Standing Committee of the National People's Congress Regarding the Safeguarding of Internet Security (2000);

  •
  Measures for the Administration of Commercial Web Site Filings for the Record (2002) and their Implementing Rules (2002);

  •
  Regulation for the Information Dissemination of Watching and Listening through Internet Promulgated by State Bureau of Broadcasting Film & TV (2003);

  •
  Notice of Regulating SMS Service Promulgated by the Ministry of Information Industry (2004); and

  •
  Regulation of Management of Publication Market Promulgated by Press and Publications Administration (2004).

        These pieces of legislation specifically prohibit the use of Internet infrastructure where it results in a breach of public security, the provision of socially destabilizing content or the divulgence of State secrets, as follows:

  •
  "A breach of public security" includes breach of national security or disclosure of state secrets; infringement on state, social or collective interests or the legal rights and interests of citizens; or illegal or criminal activities.

  •
  "Socially destabilizing content" includes any action that incites defiance or violation of Chinese laws; incites subversion of state power and the overturning of the socialist system; fabricates or distorts the truth, spreads rumors or disrupts social order; advocates cult activities; or spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder, or horrific acts or instigates criminal acts.

  •
  "State secrets" are defined as "matters that affect the security and interest of the state." The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and "other State secrets that the State Secrecy Bureau has determined should be safeguarded."

        According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their websites. In this regard, the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated in July 2002 by the Beijing Administration for Industry and Commerce ("AIC"), state that websites must comply with the following requirements:

  •
  they must file with the Beijing AIC and obtain electronic registration marks;

  •
  they must place the registration marks on their websites' homepages; and

  •
  they must register their website names with the Beijing AIC.

        We have registered the domain names, www.joyba.com and www.phrbank.com, and these registrations are renewable annually.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States. We have registered the domain name www.joyba.com and this registration is renewable annually. We intend to apply for a registration of our domain name www.phrbank.com.

        Many parties are actively developing chat, homepage, search and related Internet technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

        We may license technology from third parties. The market is evolving and we may need to license technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated. See "Risk Factors—Risks Related To the Chinese Internet Portal Industry, the Internet and Our Technology Infrastructure."

TECHNOLOGY INFRASTRUCTURE

        We will place our servers at the facilities of 21ViaNet which provide a reliable environment. 21ViaNet is currently the largest neutral service provider for telecom data center in China. 21Vianet is 4-layer constructed and provides abundant equipment and connection for each level from client equipment to network outlet to provide clients with close to 100% network reliability. It is also designed for unique DNS Cache to guarantee uninterrupted stable operation. It is also safe constructed to resist over 60% DDoS attacks, which can protect uninterrupted operation even if with severe network attacks. The RSA access control system is used, which blocks most illegal intrusions and provides the system with truly reliable "lock". Furthermore 21ViaNet is one of the members of China Anti-Junk Mail Organization.

        21 Vianet also provides around-the-clock services, such as:

  •
  field support of equipment installation and commissioning;

  •
  operations to solve problems and also save labor and time;

  •
  technical support and consulting services for clients; and

  •
  service monitoring and in-depth technical services.

EMPLOYEES

        As of January 31, 2005, we had 257 full-time employees within our Career Development Services Segment, including 36 in sales and marketing, 76 in customer services, 83 in technology and 62 in general and administrative functions. In addition, we routinely engage up to 4 part-time employees to assist with peak demands in our career development services operations.

        We also had 15 full-time employees within our distribution business, including 4 in sales and marketing, 1 in warehouse and distribution services and 10 in general and administrative functions.

WEBSITE ACCESS TO REPORTS

        Our annual reports on Form 10-K and 10-KSB, quarterly reports on Form 10-Q and 10-QSB, and periodic reports on Form 8-K, and any amendments to such reports, are available, without charge, on our website, www.intac.cn, as soon as reasonably practicable after we electronically file such reports with the SEC. We also make available on our website our Code of Ethics applicable to our Chief Executive Officer and senior financial officers, our Business Conduct Guidelines applicable to all employees, and the charters of our Audit Committee and our Compensation Committee. Information on our website does not constitute part of this Report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC's website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

RISK FACTORS

        Readers of this report should consider carefully the following business risk factors in evaluating INTAC and its prospects. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results.

Risks Related To Our Business

We need additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan.

        Our capital requirements are difficult to plan in our rapidly changing industries and geographic region of operation. We currently expect that we will need capital to fund additions to our career development services, Internet portal and computer infrastructure, including any acquisitions of complementary assets, technologies or businesses we may pursue, as well as the expansion of our sales and marketing activities. We believe that we currently have adequate capital to operate our business as currently anticipated for the next twelve months; however, long-term plans will require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.

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

        Also, in some case we will give credit terms to our wireless handset customers for the balance outstanding, only if they have an established and good payment history with us. Our business model generally requires a deposit by our customers. To the extent we are unable to increase our working capital assets, we will not be able to significantly increase our inventory purchases or fund the increased customer balances outstanding and accordingly, the growth of our wireless handset sales could be restricted.

        We also will give credit terms to our credit-worthy career development services customers. We must have sufficient working capital to carry this receivable until collected. To the extent we are unable to fund increased customer balances outstanding, the growth of our career development services revenue could be restricted.

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

        Our ability to obtain additional financing in the future is subject to a variety of uncertainties, including:

  •
  investors' perceptions of and appetite for career development services and Internet-related securities, especially in the Chinese market;

  •
  conditions in the U.S. and other capital markets in which we may seek to raise financing;

  •
  our future results of operations, financial condition and cash flows;

  •
  the amount of capital that other PRC entities may seek to raise in foreign capital markets;

  •
  PRC governmental regulation of foreign investment in career development services and Internet companies;

  •
  economic, political and other conditions in the PRC;

  •
  PRC governmental policies relating to foreign currency borrowings; and

  •
  any new laws and regulations that may require various PRC government approvals for securities offerings by companies engaged in the Internet sector in the PRC.

        Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable or at all.

We are an early stage company and therefore our business and prospects are difficult to evaluate.

        Our distribution operating companies commenced operations from 2000 through 2002. New Tech commenced initial operations in 2000 and was sold in 2004, Holdings and FUTAC commenced initial operations in 2001, and Global Creative, Telecommunications, and Auto Mobile Trading commenced initial operations in 2002. Furthermore, our Career Development Services Segment, Intac Purun, commenced operations in 2003 and Intac Advertising, Intac Technology and INTAC Deutschland commenced initial operation in 2004. Huana Xinlong commenced operations in 2004 and was purchased by us in December 2004. We have only recently refocused our business model to the Career Development Services Segment and we have very limited experience in this industry. Consequently, we are an early stage company, with a limited operating history upon which investors and others can evaluate INTAC, our current business and our prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development. Some of the risks and difficulties we expect to encounter include our ability to:

  •
  continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan;

  •
  manage the increased expense structure assumed by us as a U.S. public company including, without limitation, compliance with provisions implemented as a result of the Sarbanes-Oxley Act;

  •
  manage the anticipated rise in operating expenses;

  •
  manage and implement successfully new business strategies;

  •
  adapt and successfully execute our evolving and unpredictable business model, with which we have only limited experience;

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

  •
  attract, retain and motivate qualified personnel; and

  •
  manage each of the other risks set forth in this Report.

        Because of our lack of operating history and the early stage of our development, we have limited insight into trends and conditions that may exist or might emerge and affect our business, especially the career development services and wireless handset market where we have very minimal history. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Any failure to successfully implement our new business plans would have a material adverse effect on our business, results of operations and financial condition.

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

        Our success is substantially dependent on the efforts of Mr. Zhou. Mr. Zhou is our key contact with all of our most significant suppliers and customers and the Ministry of Education. Therefore, we are almost entirely dependent on his services. The loss or interruption of the continued full-time service of Mr. Zhou would materially and adversely affect our business. We do not maintain key man insurance on the life of Mr. Zhou. To support our anticipated growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain such necessary personnel, it could have a materially adverse effect on our growth.

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

        We also rely on a number of key technology staff for the operation of Intac Purun and Huana Xinlong. Given the competitive nature of the industry, the risk of key technology staff leaving Intac Purun and Huana Xinlong is high and could have a disruptive impact on our operations. We do have employment agreements in place with key management of Huana Xinlong, but there can be no guarantees that these will be honored.

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

  •
  protect our websites from hackers and unauthorized access;

  •
  develop, market and sell new products;

  •
  continue training, motivating and retaining our existing employees and attract and integrate new employees; and

  •
  develop and improve our operational, financial, accounting and other internal systems and controls.

Our failure to timely assess and report on the effectiveness of our internal control over financial reporting in accordance with U.S. federal securities laws may expose us to regulatory sanctions, cause us to fail to identify and attempt to remedy any material weakness that may exist in our internal controls over financial reporting, cause a loss of investor confidence in our internal controls, and adversely affect the trading price of our shares.

        Until very recently, we erroneously believed that we would first be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2005.

Section 404 requires annual management assessment of the effectiveness of our internal control over financial reporting as of our most recent fiscal year end and a report by our independent auditors of their opinions on our assessment. We have now become aware that we are required to comply with Section 404 for our fiscal year ended December 31, 2004. Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and management and the Company have been working to implement this framework to enable management to complete its assessment on the Company's internal control over financial reporting for the year ending December 31, 2005, in accordance with Section 404, was not in place to allow management to assess our internal control over financial reporting for our fiscal year ended December 31, 2004. Because of this, our auditors were unable to, and did not, express an opinion on management's assessment as to the effectiveness of our internal control over financial reporting for our fiscal year ended December 31, 2004. Our failure to timely implement an evaluation framework and complete our assessment of our internal control over financial reporting, identify and remediate any material weaknesses that may exist, and our auditors' inability to provide an opinion on management's assessment, could expose us to regulatory sanctions, cause a loss of investor confidence in our internal controls, and in turn have an adverse effect on the trading price of our shares.

        In addition, in completing our assessment of our internal control over financial reporting, we may identify material weaknesses in these internal controls. If we identify any material weaknesses in our internal, controls over financial reporting, we will be required to disclose any such material weaknesses and any change in our internal controls that we make to address any such material weaknesses. If we identify any such material weaknesses, it could adversely affect our prior financial results determined while such weakness was in existence, result in a loss of interest confidence in our internal controls, and in turn have an adverse effect on the trading price of our shares.

Risks Related to our Career Development Services

We recently entered the career development services industry and we have limited experience in this industry.

        Our Career Development Services Segment, Intac Purun, commenced operations in 2003 and Intac Advertising and Intac Technology commenced initial operation in 2004. Huana Xinlong commenced operations in 2004 and was purchased by us in December 2004. We have only recently shifted our focus to our Career Development Services Segment and we have very limited experience in this industry. Consequently, we are an early stage company, with a limited operating history upon which investors and others can evaluate INTAC, our current business and our prospects. Substantially all of our revenues to date have been in our Distribution Segment, and we face substantial risks that our results of operations will be materially and adversely affected by the shift in focus if we are unable to successfully implement our business plans.

Many of our products and services in the Career Development Services Segment are new and unproven and we may not be able to implement them profitably or at all.

        Many of our proposed products and services in the Career Development Services Segment, are new and unproven. We have very limited experience in these products and services, and we have limited experience in determining the pricing of these products and services. Customers and potential business partners may not determine to use our products and services. If we are not successful in developing, releasing and marketing these products and services on a profitable basis, our results of operations would be materially and adversely affected.

Because we face significant competition, including intense competition in several of our markets, we may lose market share and our results of operations may be materially and adversely affected.

        We face significant competition in our career development services including www.phrbank.com and www.joyba.com. Our online recruitment services face competition from other dedicated job search websites such as 51job.com, ChinaHR.com, Cjol.com and Zhaopin.com, as well as increasing levels of competition from national Internet portals in China such as NetEase.com, sina.com, sohu.com and tom.com, each of which provides online recruitment services. In addition, many executive search firms and other competitors currently engaged in print advertising have started to internally develop or acquire online capabilities.

        Our executive search and other human resource related businesses face significant competition from a variety of Chinese and foreign firms in all of our markets, including certain firms that compete with us in the market for online recruitment advertising.

        Many of our competitors or potential competitors have long operating histories, may have greater financial, management, technological development, sales, marketing and other resources than we do, and may be able to adopt our business model. As a result of competition, we may experience reduced margins, loss of market share or less use of our services by job seekers and businesses. We cannot assure you that existing or future competitors will not develop or offer services and products which provide significant performance, price, creative or other advantages over our services. If we are unable to compete effectively with current or future competitors as a result of these or other factors, our market share and our results of operations may be materially and adversely affected.

New competitors face low entry barriers to our industries, and successful entry by new competitors may cause us to lose market share and materially and adversely affect our results of operations.

        In the future, we may face competition from new entrants in the recruitment advertising industry and other human resource industries in which we operate. We may face greater competition from Internet portals, newspapers, dedicated recruitment advertising websites and publications, and other human resource service providers who may enter the market for any or all of our services. Our businesses are characterized by relatively low start-up and fixed costs, modest capital requirements, short start-up lead times and an absence of significant proprietary technology that would prevent or significantly inhibit the entry of competitors. As a result, potential market entrants, both in China and from abroad, face relatively low barriers to entry to all of our businesses and in all of our markets. In addition, we believe that there are relatively low existing penetration rates in our markets, and that competitors could acquire significant numbers of clients and establish significant market share within a relatively short period. Furthermore, the newspaper and print media industry in China is highly regulated at present which may have the effect of limiting competition and keeping prices, including print advertising prices, at higher levels. Any deregulation of this industry may result in increased competition and a material decrease in advertising rates, including prices we charge for our print advertising services. Increased competition could result in loss of market share and revenues, and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to achieve or maintain economies of scale with respect to our recruitment advertising businesses, our results of operations from these businesses may be materially and adversely affected.

        We incur fixed costs such as direct marketing, advertising, management, staff, website maintenance, printing, distribution, office, infrastructure and utilities in connection with our Career Development Services Segment. Our ability to realize our desired margins in our Career Development Services Segments depends largely on our success in posting a high volume of online and print recruitment advertisements to generate sufficient revenues to offset associated fixed costs. Further, we need to reach and maintain a critical mass of recruitment advertisements in order for www.phrbank.com to build and maintain acceptance among employers and job seekers as an attractive vehicle for posting and seeking jobs.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

        Substantially all of our operations are conducted in China and substantially all of our growth in revenues will be generated from providing career development services for PRC businesses or divisions of firms operating in China as well as the education market. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. Online recruitment services, executive search and our other human resource related businesses are all relatively new industries in China, and we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy. In response to adverse economic developments, employers might hire fewer permanent employees, engage in hiring freezes, lay off employees, or reduce spending on online recruitment services and executive search services. Employers may decide to rely more heavily on traditional recruitment methods such as referrals and job fairs, and utilize more "in-house" resources to conduct training and perform other human resource functions, or otherwise modify their behavior in ways that may have a significant negative impact on our business. As a result, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and materially and adversely affect our business.

If the Internet, and online advertising in particular, does not achieve broad acceptance in China as a medium for recruitment, our online recruitment services business may be adversely affected.

        We expect to generate a significant portion of our revenues from online recruitment services, which are targeted toward employers and job seekers who use the Internet. As part of our online recruitment services, we offer general online advertising on our website, which is an important element in our ability to sell online recruitment advertisements to employers and which we expect to generate a portion of our revenues. China has only recently begun to develop the Internet as a commercial medium and has a relatively low Internet penetration rate compared to most developed countries. Our future results of operations from online recruitment services will depend substantially upon an increase in Internet penetration and an increase in acceptance and use of the Internet for the distribution of services and for the facilitation of commerce in China. In addition, unless they are resolved, telecommunication capacity constraints may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Any negative perceptions as to the effectiveness of online recruitment services, or online advertising generally, or any significant failure of the Internet to gain acceptance as a medium for recruitment may adversely affect our online recruitment services business and our ability to further integrate our online and print recruitment advertising businesses.

The markets for executive search services and business process outsourcing are still in the development stage in China and we may be unable to expand these businesses.

        Many employers in China are not familiar with the executive search model or may not accept the value of a targeted, professional search. Many employers may be unwilling to pay a commission of up to 35% of a candidate's annual compensation. Similarly, the market for the third-party outsourcing of business processes is also still developing in China. Companies may not be willing to use third parties for significant administrative functions and may instead choose to continue to perform such operations in-house. If these services do not gain wider acceptance in China, we may be unable to expand these businesses.

We may be subject to liability for placing advertisements with content that is deemed inappropriate.

        PRC laws and regulations prohibit advertising companies from producing, distributing or publishing any advertisement that contains any content that violates laws and regulations, impairs the national dignity of the PRC, involves designs of the national flag, national emblem or national anthem or the music of the national anthem of the PRC, is reactionary, obscene, superstitious or absurd, is fraudulent, or disparages similar products. If we are deemed to be in violation of such regulations, we may be subject to penalties including confiscation of the illegal revenues, levying of fines and suspension or revocation of our business license or advertising license, any of which may materially and adversely affect our business.

We are subject to potential legal liability from both employers and job seekers with respect to our executive search businesses and other human resource related services.

        We are exposed to potential claims associated with the recruitment process, including claims by clients seeking to hold us liable for recommending a candidate who subsequently proves to be unsuitable for the position filled, claims by current or previous employers of our candidates alleging interference with employment contracts, claims by candidates against us alleging our failure to maintain the confidentiality of their employment search or alleging discrimination or other violations of employment law or other laws or regulations by our clients, and claims by either employers or candidates alleging the failure of our business process outsourcing services to comply with laws or regulations relating to employment, employee insurance or benefits, individual income taxes or other matters. Any such claims, regardless of merit, may force us to participate in time-consuming, costly litigation or investigation, divert significant management and staff attention, and damage our reputation and brand names. We do not maintain insurance coverage for liabilities arising from claims by employers, candidates or third parties.

We rely on the EMIC's designation of Huana Xinlong's software for educational institution administration to ensure the success of FSLCS.

        Huana Xinlong's software for educational institution administration currently is designated as the standard of the China School Administration System for primary and middle schools in China by the EMIC. Our business plan relies on this designation to achieve our goals for FSLCS. The loss of this designation would have a material adverse effect on our business, results of operations and financial condition.

Risks Related To The Chinese Internet Portal Industry, The Internet and Our Technology Infrastructure

We rely on our exclusive relationship with the Ministry of Education in China and the EMIC, and our ability to commercialize the database of graduates made available to us as a result of this relationship, to ensure the success of the Career Development Services Segment and ensure that we remain the exclusive operator of the Career Service Centers.

        Intac Purun currently has an exclusive arrangement with the EMIC to use the database of Chinese students compiled by the Ministry of Education in China and we are also the sole operator of the Career Service Centers. These Career Service Centers will provide Chinese students exclusively with a full-range of career development services, which will assist these students in finding jobs and managing their careers. Our business plan relies on this exclusive arrangement, and our ability to commercialize the database of graduates made available to us as a result of this relationship, to achieve our goal of building the largest career service portal for Chinese students through this exclusive resource and innovative technologies. This exclusive arrangement also represents a significant barrier to entry for other potential competitors. The loss of our exclusive arrangement with the EMIC, or the imposition of limits on our ability to use the database, would have a material adverse effect on our business, results of operations and financial condition.

We expect to rely upon e-subscription revenues for a portion of our increases in revenues.

        We expect to derive a portion of our revenues from e-subscription services on our Intac Purun's Internet portal www.joyba.com, and will rely on e-subscription revenues as a source for future revenue increases. We have in the past relied entirely on revenues from our distribution businesses, and we anticipate that the revenue from our distribution business will continue to constitute the majority of our revenue for the foreseeable future. There can be no assurance that our Internet portal revenues will develop.

        E-subscription revenue is derived principally from providing job information subscription services. This service will provide subscribers with daily job information and open positions on their mobile phone through text messaging. Intac Purun's sophisticated database software will have the capability to match open positions with eligible candidates, who will receive an individual entry code to Intac Purun's website where they will find the individually offered job. In the future, the Internet portal will also provide various paid services, including online career assessments and career development counseling, to Chinese students. In addition, the Internet portal will enable hiring companies to perform comprehensive background checks on their prospective employment candidates.

        We intend to enter into contractual arrangements with a number of mobile network operators in China which are subsidiaries of China Mobile and China Unicom. Intac Purun will likely rely on the operators for both billing of, and collection from, mobile phone users of e-subscription fees. These services fees are to be based on contracted rates.

        With respect to our e-subscription services, we intend to use China Mobile and China Unicom. We also have existing agreements with China Mobile and China Unicom to provide telecommunications services in connection with FSLCS, which contracts expire in April 2005 and March 2005, respectively. We will rely on China Mobile and China Unicom in the following ways:

  •
  we provide short messaging services through China Mobile's and China Unicom's network and gateway;

  •
  we utilize and rely on China Mobile and China Unicom's billing systems to charge our subscribers through the subscriber's mobile phone bill;

  •
  we rely on their collection proxy services to collect payments from subscribers; and

  •
  we rely on their infrastructure to further develop our subscription services.

        Although we currently are renegotiating our agreements with China Mobile and China Unicom, there is no assurance they will agree to extend our agreement on terms acceptable to us, or at all, or that we will be able to enter into agreements with their subsidiaries to provided the telecommunication services necessary to implement our business plan on terms acceptable to us, or at all. If we are not able to successfully renegotiate our agreements with China Mobile and China Unicom, or are unable to procure agreements with their subsidiaries on terms acceptable to us, the implementation of our Career Services Business Segment may be delayed and our results of operations may be adversely affected.

        We face significant risks in the area of e-subscription services, such as the following, which could adversely affect our e-subscription services and revenues:

  •
  E-subscription services are provided through our website and recorded in our internal systems. However, in order to recognize revenue and get paid for services provided, we rely on billing confirmations from China Mobile and China Unicom as to the actual amount of services they have billed to their mobile customers. We may not collect e-subscription fees from an operator in certain circumstances due to technical issues with the operator's billing system. We refer to these failures as an operator's "billing failure rate," which can vary from operator to operator. An operator's billing failure rate can vary from month to month and may change at any time without notice. If an operator encounters technical problems, increases in the billing failure rate for that operator could occur. Billing failure rates may result in a significant reduction in our e-subscription revenues.

  •
  While service fees for using an operator's infrastructure are set based on negotiations with the operator, our negotiating power is limited and if an operator increases its service fees, our gross margins and profitability could be reduced.

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

  •
  If China Mobile or China Unicom is unwilling to renew our agreements with them on terms acceptable to us, or at all, or is unwilling to cooperate with us, we may not be able to find substitute partners.

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

We will not be able to attract visitors to our Internet portal products and services if we do not maintain and develop the phrbank.com and joyba.com brands.

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

If we fail to establish and maintain relationships with the Ministry of Education and EMIC, content and technology providers and mobile network operators, we may not be able to attract and retain users.

        We rely on a number of third-party relationships to attract traffic and provide content in order to make our portal more attractive to users and advertisers. The loss of these third-party relationships could negatively impact our business.

        Content providers may increase the fees they charge us for their content. Our operating expenses could therefore be adversely affected by our inability to obtain content at an economically acceptable cost. Most of our arrangements with content providers are short-term and may be terminated at the convenience of the other party. In addition, much of the third-party content provided to our portal is also available from other sources or may be provided to other Internet companies. If other Internet companies present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

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

        We may not be able to maintain these relationships or replace them on commercially attractive terms and the loss if these relationships may materially and adversely affect our business and financial condition.

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

        The online e-commerce markets are new and rapidly evolving, particularly in China. As a result, many of our current and potential e-commerce customers have limited experience using the Internet for commercial purposes and historically have not devoted a significant portion of their sales budgets to Internet-based e-commerce. Moreover, customers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to list their job placements on our portal if they do not perceive our online e-commerce platform to be effective or our audience demographics to be desirable. The failure to successfully address these risks or execute our business strategy would significantly reduce our profitability.

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

        There are many companies that provide or may provide websites and online destinations targeted at Internet users in China. Some of our major competitors in China are major United States Internet companies, such as Yahoo! Inc and Nasdaq listed companies 51job, Inc., Sohu.com, Sina.com and NetEase. In addition, we may face competition from existing or new domestic PRC Internet companies that are either affiliated with large corporations such as Legend Computer, America Online and Softbank Corporation, or controlled or sponsored by PRC government entities. These competitors may have certain advantages over us, including:

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

  •
  more easily obtain new customers.

        We may not be able to compete successfully against our current or future competitors, which would have a material adverse effect on us and our business, financial condition and results of operations.

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

        Although private Internet service providers exist in China, almost all access to the Internet is maintained through ChinaNet, currently owned by China Netcom and China Telecom, under the administrative control and regulatory supervision of MII. In addition, local networks connect to the Internet through a government-owned international gateway. This international gateway is the only channel through which a domestic Chinese user can connect to the international Internet network. We rely on this infrastructure and China Netcom and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the government has announced aggressive plans to develop the national information infrastructure, this infrastructure may not be developed and the Internet infrastructure in China may not be able to support the continued growth of Internet usage. In addition, we will have no access to alternative networks and services, on a timely basis if at all, in the event of any infrastructure disruption or failure.

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

        While the cost of Internet access in China has decreased dramatically in recent years due to the decrease in the cost of personal computers and laptops and the introduction and expansion of broadband access in China, it remains relatively high in comparison to the average income in China, which may make it less attractive for users to access and transact business over the Internet. Any fee or tariff increase could further decrease our user traffic and our ability to derive revenues from transactions over the Internet, which could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent we are unable to scale our systems to meet the increasing PRC Internet population, we will be unable to expand our user base and increase our attractiveness to students and companies.

        As web page volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our user base and increase our attractiveness to students and companies.

Unexpected network interruptions caused by system failures may result in reduced visitor traffic, reduced revenue and harm to our reputation.

        Our portal operations are dependent upon Web browsers, Internet service providers, content providers and other website operators in China, which have experienced significant system failures and system outages in the past. Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce our user satisfaction, future traffic and our attractiveness to users and advertisers.

Our operations are vulnerable to natural disasters and other events, as we only have limited backup systems and do not maintain any backup servers outside of China.

        We have limited backup systems and could experience system failures and electrical outages from time to time in the future, which could disrupt our operations. All of our servers and routers are currently hosted in a single location. We do not maintain any back up servers outside of Beijing. We do not have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shutdown. We do not carry any business interruption insurance. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

        Internet usage could decline if any well-publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our website against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

        We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may in the future be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. We may incur substantial expenses in defending against these-third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Regulation and censorship of information distribution over the Internet in China may adversely affect our business, and we may be liable for information displayed on, retrieved from, or linked to our Internet portal.

        In recent years, the PRC government has adopted certain regulations governing Internet access and the distribution of news and other information over the Internet. Under those regulations, Internet Content Providers, or ICPs, and Internet publishers are prohibited from posting or displaying over the Internet content that opposes the fundamental principles in PRC's Constitution; compromises state security, divulges state secrets, subverts state power or damages national unity; harms the dignity or interests of the state; incites ethnic hatred or racial discrimination or damages inter-ethnic unity; sabotages PRC's religious policy or propagates heretical teachings or feudal superstitions; disseminates rumors, disturbs social order or disrupts social stability; propagates obscenity, pornography, gambling, violence, murder or fear or incites the commission of crimes; insults or slanders a third party or infringes upon the lawful rights and interests of a third party; or includes other content prohibited by laws or administrative regulations. Failure to comply with those requirements may result in the revocation of ICP licenses and the closing down of the concerned websites. In the past, failure to comply with those requirements have resulted in the closing down of certain websites. The website operator may also be held liable for such censored information displayed on, retrieved from or linked to such website.

        In addition, the Ministry of Information Industry has published regulations that subject website operators to potential liability for content included on their websites and the actions of users and others using their systems, including liability for violations of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. PRC's Ministry of Public Security has the authority to order any local Internet service provider, or ISP, to block any Internet website maintained outside China at its sole discretion. Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. PRC's State Secrecy Bureau, which is directly responsible for the protection of State secrets of the PRC government, is authorized to block any website it deems to be leaking State secrets or failing to meet the relevant regulations relating to the protection of State secrets in the distribution of online information.

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

Risks Related To The Distribution Industry

Our efficient distribution business model may not continue to be successful which could result in the need to quickly change our growth strategy or business plan.

        Our "efficient distribution" business model is premised upon our ability to acquire inventory in bulk at competitive prices and quickly resell the products. Our Distribution Segment is a pure distribution business, and we do not currently offer any additional services or product enhancements to accompany the sale of our inventory. To the extent that customer preferences dictate that additional services or product enhancements are required to successfully compete in the wireless products industry, we may be forced to quickly change our distribution business plan, which could have a material adverse effect on our business, financial condition and results of operations. While we attempt to distinguish ourselves based upon price and our ability to adapt to changes in market trends, many of our competitors couple their distribution of wireless communications products with product enhancements and services.

We are a small player in a highly competitive environment.

        We compete with numerous well-established companies, many, if not most, of which are larger and have greater capital and management resources than we do. In certain markets, we face competition from manufacturers of products that we resell and from our own suppliers. We compete primarily on the basis of price, inventory availability, delivery time and our customer relationships. To the extent our competitors market the same or similar products and have superior financial resources, those competitors will be better able to withstand substantial price competition and to implement extensive promotional programs. We expect price competition to increase in the future. Because of this intense competition, wholesale distributors, including INTAC, generally operate with low gross margins. Our ability to remain competitive will be largely dependent on our ability to control costs and protect profit margins, and to anticipate and respond to various factors affecting the industry. These factors include new product introductions; changes in consumer preferences, demographic trends, international, national, regional and local economic conditions; and discount pricing strategies implemented by competitors. In addition, our business plan could be adversely affected if product manufacturers elect to market wireless products directly to consumers rather than through distribution networks. The trend for direct sales by manufacturers to end-users has accelerated in the European Union, therefore reducing the margins and business opportunities for companies like ours that resell manufacturers' products. In addition, we face competition from network operators that discount the price of wireless communications products in connection with promotional efforts to sell wireless communications services. No assurance can be given that we will compete successfully in the wholesale distribution market, particularly if we enter into new international markets.

We are dependent on a single supplier and do not maintain sufficient redundant sources of supply at this time.

        We have historically purchased substantially all of the handsets resold by us from only a few wholesalers. In 2004, we purchased 57.0% of our wireless handset from Deutsche Telekom. Although we intend to seek out and obtain additional sources of supply in the near future, we do not currently have any commitments of supply for any new premium wireless handsets. Accordingly, we are currently dependent on our existing few suppliers, and in particular Deutsche Telekom, to provide us with adequate inventories. To the extent that any manufacturers or distributors or existing or future suppliers terminate or modify the terms of their relationships with our suppliers to discourage resales by us, our suppliers may cease providing products to us at the favorable pricing that we currently enjoy. Any decrease in our number of suppliers, or in the terms available from them, could require us to purchase inventory at higher prices. Any determination by Deutsche Telekom not to supply us with handsets in the future could have a material adverse effect on our business.

Our three largest customers represent a majority of our distribution business and our success depends, in significant part, on our ability to retain them as customers.

        Our largest customers represent a majority of our distribution business. For the year ended December 31, 2004, our two largest customers represented 65.3% of our business, with our largest customer Mr. Lam representing 54.9% of our sales. We do not maintain contracts with these or any other of our customers. If any one or more of these customers were to reduce or stop purchasing products from us prior to the time that we were able to obtain significant additional customers, our business, operating results and financial condition would be materially adversely affected. We cannot assure you that any of our principal customers will be customers of ours in future periods.

We are subject to risks of customers defaulting on payments due.

        In some cases, we will give credit terms to customers for the balance outstanding if they have an established and good payment history with us. However, we remain susceptible to companies that do not pay their outstanding balances due, for reasons beyond our control. Any failure of our customers to pay us would have a material adverse effect on our business, financial condition and results of operations.

Our three largest suppliers represent a majority of our purchases and our success depends, in significant part, on our ability to maintain them as suppliers.

        Our largest suppliers represent a majority of our purchases. For the year ended December 31, 2004, our three largest suppliers of wireless handsets accounted for approximately 82.8% of our product purchases. At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; although, we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships will be important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

        In addition to inventory suppliers, we depend on several other third parties over whom we have limited control, including, in particular, freight forwarding companies and common carriers. We have no long-term relationships with any of these parties. We are, therefore, subject to risks, including risks of employee strikes and inclement weather, which could result in failures by such parties to provide services to us in a timely manner, and those relating to price increases. These could damage our reputation and have a material adverse effect on our financial condition and results of operations.

New technologies may reduce the demand for our products.

        The technology relating to wireless handsets changes rapidly, and industry standards are constantly evolving, resulting in rapid product obsolescence and short product life cycles. If other companies develop and commercialize new technologies or products in related market segments that compete with existing wireless technologies, it could materially change the types of products that we may be required to offer or result in significant price competition. Notwithstanding our efficient distribution strategy, product obsolescence could result in significantly increased inventories of our unsold products. Furthermore, if we elect to stock our inventories in the future with any of these technologies and products, we will run the risk that our existing customers and consumers may not be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies. There is no assurance that new technologies will not reduce the demand for our products.

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

        Issues, risks and uncertainties relating to PRC government regulation of the PRC Internet sector include the following:

  •
  The PRC enacted regulations applying to Internet-related services and telecom-related activities. While many aspects of these regulations remain unclear, they purport to limit and require licensing of various aspects of the provision of Internet information services. If these regulations are interpreted to be inconsistent with our ownership structure, our business will be severely impaired.

  •
  Under the agreement reached in November 1999 between the PRC and the United States concerning the United States' support of China's entry into the WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China's entry into the WTO, 49% in the second year and 50% thereafter. China officially entered the WTO on December 11, 2001. However, the implementation of China's WTO accession agreements is still subject to various conditions.

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

        Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our existing or future ownership structure and business violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing the PRC Internet sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to us.

        If we are found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

  •
  levying fines;

  •
  confiscating our income;

  •
  revoking our business license;

  •
  shutting down our servers and/or blocking our websites;

  •
  requiring us to restructure our ownership structure or operations; and

  •
  requiring us to discontinue any portion or all of our Internet business.

        Any of these actions could have a material adverse effect on our financial condition and results of operations.

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government, entering into agreements with Tianjin Weilian, which was an investment holding company holding 45% equity interest of Intac Purun, and with Tianjin Chengtai International Trading Limited, which was an investment holding company holding 15% equity interest of Intac Purun. If the PRC government finds that agreements entered into with respect to the ownership and operation of Intac Purun do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.

        In order to meet ownership requirements under PRC law which impose restrictions on foreign investment in the PRC Internet sector, INTAC entered into agreements with Tianjin Weilian, which was an investment holding company holding 45% equity interest of Intac Purun, and with Tianjin Chengtai International Trading Limited, which was an investment holding company holding 15% equity interest of Intac Purun. Under these agreements, in 2003 INTAC made loans of $1,233,000 and $123,000 to two China nationals, Miss Zhang Wanqin and Miss Li Min, respectively. Miss Zhang and Miss Li are the equity owners of Tianjin Weilian, a company incorporated in the PRC. These loans were made to finance Miss Zhang and Miss Li, on behalf of INTAC, for the purpose of establishing Tianjin Weilian. Tianjin Weilian pledged as collateral the 45% ownership of Intac Purun against these loans from INTAC. Furthermore Tianjin Weilian assigned all operating rights, title and interest they had in Intac Purun to INTAC including all interest held, all rights to capital accounts, distributions and/or allocations of cash property and income, and all rights to participate in management and to vote with regard to affairs relating to the company. We believe this indirect ownership concept is common for public Internet portals in China. When the procedures necessary to transfer ownership to INTAC are completed, these receivable balances will be converted to a long term investment of INTAC.

        In March 2004, Intac Purun obtained the necessary licenses which allowed INTAC to own directly the 45% share currently held by Tianjin Weilian under PRC law. During the course of the transfer, INTAC added human resource services to its offering and as a result, the transfer of the 45% interest owned by Miss Zhang and Miss Li was delayed and could not be transferred to INTAC in full settlement of the loan as previously reported.

        In June 2004, also under the aforementioned agreements, INTAC made loans of $1.5 million to two Chinese nationals, Mr. Zou Jingchen and Ms. Tian Jinmei. Mr. Zou and Ms. Tian are the equity investors of Chengtai, a company incorporated in the PRC. These loans were made to finance Mr. Zou and Ms. Tian, on behalf of INTAC, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from China Putian Corporation. A total of 15% of the outstanding securities of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai. This additional 15% interest increases INTAC's total indirect ownership in Intac Purun to 60%.

        The legal uncertainties associated with PRC government regulations and our restructuring may be summarized as follows:

  •
  whether the PRC government may view our structure as being in compliance with its laws and regulations;

  •
  whether the PRC government may impose additional regulatory requirements with which we may not be in compliance; and

  •
  whether the PRC government will permit INTAC or Intac Purun to obtain current licenses or acquire future licenses necessary in order to conduct operations in the PRC.

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

        The PRC has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes to violate PRC law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, the PRC government prohibits the publication of certain news items, such as news relating to national security, without the government's permission. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside the PRC at its sole discretion. Even if we comply with PRC governmental regulations relating to licensing and foreign investment prohibitions, if the PRC government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

        We are also subject to potential liability for content on our websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the MII.

        Furthermore, we are required to delete content that clearly violates the laws of the PRC and report content that we suspect may violate PRC law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our websites.

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

        China has traditionally been a closed market with strict political controls. As China shifts to a market economy, growing economic and social freedoms may conflict with the more restrictive political and governmental policies. In addition, democratic countries throughout the world have, from time to time, attempted to use economic and other sanctions to achieve political or social change in other countries. In addition, the Chinese government has insisted that Taiwan is part of China and, from time to time, has threatened military action in the region when Taiwanese independence has been asserted. Each of these factors could result in economic sanctions, economic instability, the disruption of trading and war within China and the Asia-Pacific Rim, any of which could result in our inability to conduct business operations in China. Because a substantial majority of our business is currently within China, the disruption of distribution channels into China would have material and adverse consequences to us.

        Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting INTAC's intellectual property overseas, seasonality of sales and potentially adverse tax consequences. Any of these factors could materially and adversely affect our revenues and profits.

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

        Some of our revenues and operating expenses are denominated in Renminbi. Currently, we may purchase foreign exchange for settlement of "current account transactions" without the approval of the State Administration for Foreign Exchange, or SAFE. We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

        Since a significant amount of our future revenues will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

We are subject to risks of currency fluctuations and exchange restrictions.

        Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations. A substantial portion of our business currently involves the purchase of wireless telephones in Europe for resale in the Asia-Pacific Rim. We attempt to manage the risk of foreign currency devaluation by holding wireless telephone products that are not allocated to a particular customer in inventory for a short time (typically less than 30 days) and by requiring our customers to pay cash (in local currency) for the full price of an order upon delivery. To the extent that our inventory cycle increases, the risks of currency fluctuations decreasing our gross margins on sales of our products will increase. In addition, in some countries, local currencies may not be readily converted into Euros or U.S. dollars (or other "hard currencies") or may only be converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. Our revenues as expressed in our U.S. dollar financial statements will decline in value if the Renminbi depreciates relative to the U.S. dollar. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars.

Regulation and censorship of information distribution in China may adversely affect our business.

        China has enacted regulations governing Internet access and the distribution of news and other information. Furthermore, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control a particular political ideology. In addition, the MII has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of PRC laws prohibiting the distribution of content deemed to be socially destabilizing. Because many PRC laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the PRC legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine the type of content that may result in liability for a website operator.

        Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion. If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be affected.

        The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Under the applicable regulations, we may be held liable for any content transmitted on our portal. Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it. Moreover, where the transmitted content is considered suspicious, we are required to report such content. We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, we may be shut down.

Political and economic policies of the PRC government could affect our business.

        A significant portion our business, assets and operations are located in China and a significant portion of our future revenues are expected to be derived from our operations in China. Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

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

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

        The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. We are subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, our ownership structure and currency exchange, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

        The relatively small number of shares available for resale on The Nasdaq SmallCap Market, the early stage of our business and numerous other factors, the trading price of our common stock has been volatile, and is likely to continue to be volatile. In addition, the Nasdaq Stock Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new services, products or technologies by our suppliers or our competitors; changes in conditions or trends in the wireless telecommunications industry; changes in governmental regulation; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general, all could affect future stock performance. From time to time, we also may publicly forecast anticipated performance goals, and our failure to meet such expectations could adversely affect our future stock performance. Furthermore, investors in our shares may experience a decrease in the value of their shares regardless of our operating performance or prospects. Investors should not consider acquiring our common stock unless they are able to absorb a complete loss of their investment.

We are controlled by Wei Zhou, our Chief Executive Officer.

        Wei Zhou, our Chief Executive Officer, beneficially owns approximately 54.0% of the outstanding shares of our common stock and is our largest stockholder. Accordingly, he may control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He can also exercise control in preventing or causing a change in control. In addition, without his consent, we could be prevented from entering into transactions that could be beneficial to us.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

        There were 22,121,455 shares of our common stock outstanding as of December 31, 2004, as well as options to purchase an additional 600,000 shares of our common stock. Most of these shares are either freely tradable without restriction under Rule 144(k) under the Securities Act of 1933 or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

        In July 2004, we registered the resale of an aggregate of 1,800,000 shares of our common stock to two accredited investors who purchased shares of our common stock in private placements. All of these shares are currently freely tradable without restriction.

        In December 2004, we issued 1,000,000 shares of common stock to Forever Sino as partial consideration for the acquisition of Huana Xinlong, and we have agreed to issue up to an additional 1,000,000 in the event the earnout target of $13,000,000 in revenue for the thirteen months ending December 31, 2005, is met. We have agreed to register these shares by March 31, 2005.

        The sale or availability for sale of these shares could adversely affect the market price for our shares.

Anti-takeover provisions of Nevada Law, our certificate of incorporation and bylaws could delay or deter a change in control.

        Some provisions of our certificate of incorporation and bylaws, as well as various provisions of Nevada law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices.

The power of our Board of Directors to designate and issue shares of preferred stock could have an adverse effect on holders of our common stock.

        Our certificate of incorporation authorizes our board of directors to designate and issue one or more series of preferred stock, having rights and preferences as the board may determine, and any such designations and issuances could have an adverse effect on the rights of holders of common stock.

ITEM 2—PROPERTIES

        As of March 15, 2005, we leased approximately 44,647 square feet for our operations. Our current significant leased properties are:

Location	Size	Description	Business Segment
Laws Commercial Plaza, Kowloon, Hong Kong	2,774 sq ft	Headquarters	Distribution business
Capital Times Square, 88 Chanan Street, City West District, Beijing, China	16,643 sq ft	Headquarters	Career development services
Sterling Centre, Cheung Sha Wan, Kowloon, Hong Kong	1,175 sq ft	Sales office	Distribution business
North Block, Zhuang Sheng Square, 6 Xuan Wu Men Wai Street, Beijing, China	3,516 sq ft	Headquarters	Career development services
North Block, Zhuang Sheng Square, 7 Xuan Wu Men Wai Street, Beijing, China	4,612 sq ft	Headquarters	Career development services
Frankfurt, Germany	1,500 sq ft	Office	Distribution business
Dallas, Texas	270 sq ft	Corporate office	Allocated

        Our current total remaining lease obligations are U.S. $405,654.

        In addition to our leased facilities, some of which are leased on a short-term basis, we also frequently utilize the storage capabilities of our vendors and freight-forwarders. We believe that the terms we receive for storage space from those parties is comparable to, or better than, the terms we could obtain for additional leased facilities.

        We believe that our facilities are suitable for our current business and that we could obtain suitable properties in the relevant areas without a material adverse effect on our business.

ITEM 3—LEGAL PROCEEDINGS

        We are not a party to any pending material legal proceedings, nor is our property subject to such proceedings, as of the date of this Report.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock became eligible for trading on the Over-the-Counter Bulletin Board, an inter-dealer quotation service ("OTCBB") on June 20, 2001 under the symbol "CERL." Effective October 4, 2001, we changed our trading symbol on the OTCBB to "INTN". Effective October 18, 2001, our common stock was approved for listing and began trading on the Frankfurt Stock Exchange under the symbol WKN 805768.    Effective June 11, 2003 our common stock began trading on The Nasdaq SmallCap Market, under the symbol "INTN." Prior to October 4, 2001, there was no significant trading in, or market for, our common stock. The equity compensation plans information required by Item 201(d) of Regulation S-K in response to this Item 5 is incorporated by reference from "Item 12—Security Ownership of Certain Beneficial Owners and Management," of this Report, and should be considered an a part of this Item 5.

Market for Common Stock

        As of March 4, 2005, there were 7 holders of record of our common stock.

        The following table sets forth the high and low sale prices of our common stock as reported by The Nasdaq SmallCap Market or OTCBB for the quarters indicated. Such prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDING	LOW	HIGH
March 31, 2003	$4.70	$5.75
June 30, 2003	$3.98	$6.05
September 30, 2003	$4.84	$10.50
December 31, 2003	$7.06	$13.90
March 31, 2004	$11.15	$17.98
June 30, 2004	$6.71	$19.18
September 30, 2004	$6.25	$12.54
December 31, 2004	$7.06	$15.97

        The closing price of our common stock on March 15, 2005 on The Nasdaq SmallCap Market was $11.64.

Dividends

        Since inception, we have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

ITEM 6—SELECTED FINANCIAL DATA

        The selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. Operating results for the periods below are not necessarily indicative of the results that may be expected for future fiscal years; refer to Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. Certain prior year balances have been reclassified to conform to the current year presentation.

Statement of Operations Data:

	Year Ended December 31,
				Period from January 3, 2001 (Date of Inception) to December 31, 2001
	2004	2003	2002
Revenue
Distribution business	$111,025,925	$91,353,172	$84,835,480	$24,333,589
Career development services	4,231,076	—	—	—

Total revenues	115,257,001	91,353,172	84,835,480	24,333,589
Cost of revenue
Distribution business	101,831,520	87,852,546	83,115,940	23,727,573
Career development services	1,233,490	—	—	—

Total cost of revenue	103,065,010	87,852,546	83,115,940	23,727,573

Gross profit	12,191,991	3,500,626	1,719,540	606,016
Operating expenses
Product development	1,819,501	—	—	—
Distribution expenses	757,314	1,014,673	399,620	117,939
Selling, general and administrative expenses	3,354,956	2,768,750	2,321,776	594,380

Total operating expenses	5,931,771	3,783,423	2,721,396	712,319

Income (loss) from operations	6,260,220	(282,797)	(1,001,856)	(106,303)
Total other income (expenses)	488,124	43,601	225,101	18,347

Income (loss) before income taxes	6,748,344	(239,196)	(776,755)	(87,956)
Income taxes	931,847	—	—	39,598

Net income (loss)	$5,816,497	$(239,196)	$(776,755)	$(127,554)

Net income (loss) per share—basic	$0.28	$(0.01)	$(0.04)	$(0.02)

Net income (loss) per share—diluted	$0.28	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding—basic	20,711,122	19,481,122	19,109,455	8,087,082

Weighted average shares outstanding—diluted	21,007,978	19,481,122	19,109,455	8,087,082

Other Data:

	Year Ended December 31,
				Period from January 3, 2001 (Date of Inception) to December 31, 2001
	2004	2003	2002
Net cash used in operating activities	$(6,843,529)	$(1,156,349)	$(922,572)	$(1,049,548)
Net cash provided by (used in) investing activities	1,791,499	(4,125,386)	(443,817)	(327,054)
Net cash provided by financing activities	7,774,384	7,502,737	696,988	2,635,575

Balance Sheet Data:

	December 31,
	2004	2003	2002	2001
Cash and cash equivalents	$5,532,928	$2,810,574	$589,572	$1,258,973
Restricted cash	—	2,800,000	—	—
Trade accounts receivable	17,549,905	4,000,286	730,504	224,149
Current assets	23,915,863	10,429,357	4,192,126	2,467,545
Property and equipment, net	1,667,708	883,061	348,649	44,106
Acquired software, net	1,976,322	—	—	—
Goodwill	12,777,790	59,021	59,021	59,021
Total assets	41,689,772	12,521,698	4,720,549	2,622,522
Trade accounts payable and accrued expenses	1,769,081	2,057,477	2,299,751	292,353
Short-term note payable to bank	—	2,728,202	—	—
Current liabilities	4,104,592	5,106,152	2,823,467	387,524
Total stockholders' equity	37,585,180	6,720,138	1,897,082	2,234,998
Total liabilities and stockholders' equity	41,689,772	12,521,698	4,720,549	2,622,522
Working capital	19,811,271	5,323,205	1,368,659	2,080,021

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report, and in particular the following discussion in this Item 7, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the risks described in "Risk Factors" in Item 1 of this Report and risks described elsewhere in this Report. See "Cautionary Statement Regarding Forward-Looking Statements." You should read the following discussion with our consolidated financial statements and related notes included in Item 8 of in this Report.

OVERVIEW

        On January 15, 2004, INTAC announced the shift in focus of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun. We have further expanded the capabilities of Intac Purun to encompass various career development services. Intac Purun was formed in October 2003 with China Putian Corporation and the EMIC. The newly-founded joint venture was initially owned 45% by INTAC, 15% by China Putian Corporation, 30% by a private investor group and 10% by the EMIC. In June 2004, INTAC indirectly purchased an additional 15% interest in Intac Purun from China Putian Corporation. This additional 15% interest brings INTAC's total ownership in Intac Purun to 60%. INTAC's ownership interest in Intac Purun is held indirectly through PRC nominees.

        In September 2004, INTAC indirectly formed two new, indirectly owned companies Intac Advertising and Intac Technology. Intac Advertising and Intac Technology are private Chinese corporations were established to provide advertising services and value added services in support of Intac Purun.

        In December 2004, Holdings acquired Huana Xinlong, a leading Chinese developer of management software for educational institution administration. Huana Xinlong currently has products distributed and installed in more than 5,000 elementary and middle schools covering 12 Chinese provinces. In 2005, we plan to develop enhancements to Huana Xinlong's software for educational institution administration, which has been designated as the standard of the China School

Administration System for primary and middle schools by the EMIC. As part of our business plan we intend to bundle our FSLCS with Huana Xinlong's current software and system products. Leveraging on Huana Xinlong's extensive distribution channel and market coverage, we believe that FSLCS has the potential for a faster market adoption than could have been achieved organically.

        Our objective in 2005 is to further expand and enhance the business prospects and opportunities afforded by our relationship with the EMIC. We are developing an array of premium products and services which will be made available directly and through our Internet portal business. Our Internet portal is being tailored to meet the growing demand by graduates in China for career development products and services.

        In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments as well as available capital.

        INTAC raised equity financing of $4.5 million in September 2003 in a private placement of common stock to an accredited investor. In May 2004, INTAC raised an additional $12.0 million from the sale of its common stock in a private placement to an accredited investor. Proceeds from the private placements will be used to expand our Career Development Services Segment, for strategic acquisitions or business alliances and for general working capital purposes. INTAC filed a registration statement that registered the resale of these shares for the purchasers.

        In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments as well as available capital. Many of these opportunities will be dependent upon our obtaining additional capital, or their value will be materially less to us if we do not have the financial resources to fully exploit such opportunities.

        Our revenues for the years ended December 31, 2004, 2003 and 2002 were derived primarily from the distribution of premium brand wireless handset products to mobile communication equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong and, to a much lesser extent, automobile distribution from Europe into the Tianjin Port Free Trade Zone. The Company is now focused on the expansion and maturation of its Career Development Services Segment in China and expects significant increase in these types of revenue in future years. Our percentage revenue by geographic sector was:

	2004	2003	2002
Europe	6.1%	5.6%	24.6%
Asia	93.9%	94.4%	75.4%

Total	100.0%	100.0%	100.0%

        Our cost of revenue—distribution business is comprised of the cost of the wireless handset products or automobiles we distributed.

        Our cost of revenue—career development services is comprised of the service fees paid for the provision of software training and technological services, and the amortization charge for computer software.

        Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset and automobile products, such as freight and insurance.

        Product development expenses are principally comprised of costs attributable to the development, production and delivery of our career development services, such as salaries and facility costs.

        Our selling, general and administration expenses are comprised of sales expenses, together with commission expense, including commissions payable to sales staff; and general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees.

        The Company anticipates that it will seek to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances. In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. If the Company is not able to continue to improve its operating performance, we believe additional outside financing required to execute its long-term business plan will be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its existing stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our common stockholders. See "Risk Factors—Risks Related To Our Business" in Item 1.

CRITICAL ACCOUNTING POLICIES

        INTAC's discussion and analysis of its financial condition and results of operations are based upon INTAC's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires INTAC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, INTAC evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

  •
  Revenue recognition;

  •
  Concentration of credit risk and accounts receivable;

  •
  Inventory;

  •
  Impairment of long lived assets other than goodwill;

  •
  Foreign currency exchange;

  •
  Goodwill;

  •
  Product and software development expenses;

  •
  Purchase price allocation; and

  •
  Research and development costs.

        A complete description of all of our accounting policies is included in Note 1, "General and Summary of Significant Accounting Policies" in our consolidated financial statements included in Item 8 of this Report.

Revenue Recognition:

        The Company's revenue is derived from primarily two sources (i) career development services which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China and (ii) distribution revenue, which includes wireless handsets distribution mainly into Hong Kong and to a much lesser extent, automobiles distributed into the Tianjin Port Free Trade Zone.

        Career Development Services:

        The Company licenses software products including access to its student database and education materials under two and three-year term licenses. The software licenses provide for updates to new versions if and when made available. No express rights of return are granted. The Company sells its products and services via its Internet portals www.phrbank.com and www.Joyba.com and a direct sales force.

        Product revenue from the license of the Company's software products is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104 when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue. Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

        The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of all its software products.

        For all sales of software products except those completed via the Internet, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

        For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

        Subscription revenue which will be earned primarily through our Internet portal business, is recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company recognizes the gross amount billed by the mobile operator as revenue, and the amount retained by the mobile operator as cost of revenue. To date the Company has generated minimal revenue from subscription services.

        The Company's wireless handset and automobile revenues are generally generated from a quick turn of product. The Company recognizes revenue upon delivery of product to its customers. Products are sold "as is" and the Company does not provide servicing of the wireless handsets or automobiles, nor does the Company receive any usage revenue from the wireless handsets distributed.

        Revenue is recognized when customers take delivery of the goods, which is taken to be the point in time where the customer has accepted the goods and the related risks and rewards of ownership. Certain sales arrangements provide the Company the right to receive a contingent payment based on sales made by the customers. Contingent payment revenue for these arrangements is recognized as the cash is received.

        Receipts of cash in advance of shipment or delivery are recorded as deposits received.

        Concentration of Credit Risk and Accounts Receivable:    In some cases, we will give credit terms to customers for the balance outstanding if they have an established and good payment history with us. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers.

        Inventory:    Generally, we do not maintain any inventory of wireless handsets; however, due to the timing of the inventory being received and then being shipped to customers, we may hold inventory for a minimal time period, commonly a few days. We purchase products only upon the receipt of an order. Once an order is received, we solicit additional orders to gain greater discounts from suppliers. Aggregate orders are then delivered in bulk to be allocated among customers.

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

        Impairment of Long Lived Assets other than Goodwill:    We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of our assets may not be recoverable.

        Foreign Currency Exchange:    We are subject to fluctuations in foreign currencies, as distribution business customer orders may require multi-currency product and delivery transactions before the sale is complete. Additionally, a period of up to three months' time may lapse between when an order is placed until revenue and costs are recognized and the supplier is paid. We do not engage in hedging activities nor in financial derivatives.

        The functional currencies of the Company are the People's Republic of China Renminbi ("RMB") and the Hong Kong dollar ("HK$"). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

        Reported assets and liabilities of INTAC's foreign subsidiaries have been translated at the rate of exchange at the end of each reporting period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective reporting period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.

        Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the statements of operations. Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account to reflect the long-term nature of this balance. Previously, unrealized translation gains and losses were recorded to the statements of operations. The foreign exchange gain in 2004 was due to the realization of the translation gain on the settlement of an intercompany account with the subsidiary that was sold during the same period. Previously, unrealized translation gains and losses related to the long term intercompany loan were recorded in the statements of operations. These amounts are included in other comprehensive income in stockholders' equity.

        Goodwill:    We assess the carrying value of goodwill annually and when factors are present that indicate an impairment my have occurred. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $12,777,790 and $59,021 as of December 31, 2004 and 2003, respectively. No impairment charge has been made in the years ended December 31, 2004, 2003 and 2002.

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

        Product and Software Development Expenses:    Product and software development expenses primarily include payroll and other employee benefit costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period between technological feasibility and the completion of product development, the insignificance of related costs and the immaterial nature of these costs, we generally do not capitalize software development. All products and software development costs are expensed when incurred. Research and development costs to date have not been material.

        Purchase Price Allocation:    We account for our acquisitions using the purchase method of accounting. This method requires that the acquisition cost be allocated to the assets and liabilities we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports as well as our internal judgments based on the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

        The following table summarizes the operating results for the year ended December 31, 2004, 2003 and 2002 and should be read in conjunction with the annual audited consolidated financial statements and related notes contained herein.

	Year Ended December 31,
	2004	2003	2002
Revenue
Distribution business	$111,025,925	$91,353,172	$84,835,480
Career development services	4,231,076	—	—

Total revenues	115,257,001	91,353,172	84,835,480
Cost of revenue
Distribution business	101,831,520	87,852,546	83,115,940
Career development services	1,233,490	—	—

Total cost of revenue	103,065,010	87,852,546	83,115,940

Gross profit	12,191,991	3,500,626	1,719,540
Operating expenses
Product development	1,819,501	—	—
Distribution expenses	757,314	1,014,673	399,620
Selling, general and administrative expenses	3,354,956	2,768,750	2,321,776

Total operating expenses	5,931,771	3,783,423	2,721,396

Income (loss) from operations	6,260,220	(282,797)	(1,001,856)
Total other income (expenses)	488,124	43,601	225,101

Income (loss) before income taxes	6,748,344	(239,196)	(776,755)
Income taxes	931,847	—	—

Net income (loss)	$5,816,497	$(239,196)	$(776,755)

        Career Development Services Revenue:    Revenue was $4.2 million for the year ended December 31, 2004, as compared to none for the same period in 2003 and 2002. This new revenue is due to the redirection of the Company's business plan from the traditional distribution business to its career development services, and primarily consisted of revenues from sales of our education administration software. As of December 31, 2004, $302,457 of revenue related to the career development services has been deferred and will be recognized over a period of generally from one to two years.

        Distribution Business Revenue:    Revenue increased by $19.6 million, or 21.5%, to $111.0 million for the year ended December 31, 2004, from $91.4 million for the same period in 2003. The increase in revenue is due to an increase in average sales prices and increased sales volume. Revenue increased by $6.6 million, or 7.7%, to $91.4 million for the year ended December 31, 2003, from $84.8 million for the same period in 2002. This increase is due to substantially increased sales volume and no material increased sales prices. These increased sales were achieved despite the negative impact of the SARS virus in the Asia-Pacific Rim experienced in the first half of 2003 and the negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made. Changing technology and new customers enabled the Company to continue the substantial growth during 2004.

        The 2004 revenue was comprised of the distribution of wireless handsets ($110.7 million) and the distribution of automobiles ($282,564). This revenue for 2003 was comprised of the distribution of wireless handsets ($88.4 million) and the distribution of automobiles ($3.0 million) and in 2002 revenue was comprised of the distribution of wireless handsets ($83.5 million) and the distribution of automobiles ($1.3 million).

        Based upon the prior year and Company projections, we anticipate career development services revenues to increase substantially and distribution revenue to remain somewhat static in 2005.

        Career Development Services Gross Profit:    Gross profit was $3.0 million which generated a gross margin of 70.8% for the year ended December 31, 2004, as compared to none for the same period in 2003 and 2002. This new gross margin is due to the redirection of the Company's business plan from the traditional distribution business to its career development services, and primarily consisted of gross profit from sales of our education administration software. We expect margins to remain high due to the nature of this service business.

        Distribution Business Gross Profit:    Gross profit increased by $5.7 million to $9.2 million for the year ended December 31, 2004, from $3.5 million for the same period in 2003. The gross margin increased by 4.5% to 8.3% for the year ended December 31, 2004 from 3.8% for the same period in 2003. The increase is due to the focus on higher margin wireless handset products, an increased sales volume during 2004 and the volume incentive rebate from a major supplier in the amount of $1,904,357, partially offset by the continuing negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made and a decrease of $263,643 to $489,755 for the premium received from a major customer in December 2004, from $753,398 for the same period in 2003. We expect margins to remain somewhat static or slightly decline.

        Gross profit increased by $1.8 million to $3.5 million for the year ended December 31, 2003, from $1.7 million for the same period in 2002. The gross margin increased by 1.8% to 3.8% for the year ended December 31, 2003 from 2.0% for the same period in 2002. This increase was due to the realization of a higher margin on the wireless handset distribution sales as a result of a higher end product mix, the increased proportion of automobile distribution sales with typically higher margins than the wireless handset distribution sales and a $753,398 premium received from a major customer in December 2003, partially offset by the negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made. Also in 2002, the Company was establishing a customer base at the cost of a reduced margin.

        Operating Expenses:    Product development expense was $1.8 million for the year ended December 31, 2004, as compared to none for the same period in 2003 and 2002. Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs. These costs were incurred due to the redirection of the Company's business plan from the traditional distribution business to its career development services in 2004. We expect to continue to incur significant product development costs in future years.

        Distribution expenses decreased by $257,359, or 25.4%, to $757,314 for the year ended December 31, 2004 from $1.0 million for the same period in 2003, and as a percentage of distribution revenue, decreased to 0.7% in 2004 from 1.1% in 2003. Distribution expenses relate to costs attributable to the distribution of our distribution business products. These costs decreased due to overall price decreases from common carriers.

        Distribution expenses increased by $615,053, or 154%, to $1.0 million for the year ended December 31, 2003 from $399,620 for the same period in 2002, and as a percentage of distribution revenue, increased to 1.1% in 2003 from 0.5% in 2002. These costs increased due to overall price increases from common carriers, special logistics arrangements required for delivery of certain products and the impact of the increasing strength of the Euro.

        Selling, general and administrative expenses increased by $586,206, or 21.2%, to $3.4 million for the year ended December 31, 2004 from $2.8 million for the same period in 2003, and as a percentage of total revenue, decreased to 2.9% in 2004 from 3.1% in 2003. This overall increase in total expense has been primarily due to the formation of our new career development services and Internet joint venture, Intac Purun, in October 2003 and the acquisition of Hunan Xinlong in December 2004. Specifically, for the year ended December 31, 2004, the significant components of the overall cost increase are $174,000 that relates to increased salary and staff costs, $208,000 that relates to increased promotion and business development costs, $257,000 that relates to increased professional and banking services, and offset by $35,000 that relates to decreased rents and occupancy costs and $18,000 that relates to a decrease in equipment costs.

        Selling, general and administrative expenses increased by $446,974, or 19%, to $2.8 million for the year ended December 31, 2003 from $2.3 million for the same period in 2002, and as a percentage of revenue, increased to 3.1% in 2003 from 2.7% in 2002. This overall increase in total expense was primarily due to the formation of our new career development services and Internet joint venture, Intac Purun, in October 2003. However, this increase in costs was also due to the build up of staffing for future growth, the costs associated with our NASDAQ listing and with being a publicly held company, and the opening of new offices needed for growth. Specifically, for the year ended December 31, 2003, of the increase in expenses, $232,000 relates to increased salary and staff costs, $69,000 relates to promotion and business development costs, $59,000 relates to the Company's NASDAQ listing fees, $82,000 relates to occupancy costs and a decrease of $70,000 relates to professional and banking service costs.

        We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations for our Career Development Services Segment. We also anticipate an increase in 2005 as we seek to comply with regulations under the Sarbanes-Oxley Act.

        Income (loss) from operations:    Income from operations was $6.3 million for the year ended December 31, 2004, as compared to a loss from operations of $282,797 for the same period in 2003. The improvement in income (loss) from operations is primarily due to the Career Development Services Segment and the increase in revenue and improved gross profit margins in the distribution business. The most significant reason for the operating loss in 2003 was the start-up costs associated with our Career Development Services Segment without accompanying revenues.

        Loss from operations was $282,797 for the year ended December 31, 2003, as compared to a loss from operations of $1.0 million for the same period in 2002. The improvement in operating results was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

        Other income:    Foreign currency exchange gain was $112,685 for the year ended December 31, 2004, as compared to a loss of $9,440 for the same period in 2003. The foreign exchange gain in 2004 was due to the realization of the translation gain on the settlement of an intercompany account with the subsidiary that was sold during the same period. Previously, unrealized translation gains and losses related to the long term intercompany loan were recorded in the stockholders' equity.

        Foreign currency exchange loss was $9,440 for the year ended December 31, 2003, as compared to a gain of $182,555 for the same period in 2002. The 2002 gain was due to the unrealized translation gains on an intercompany account between Holdings and New Tech. Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on the intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders' equity to reflect the long-term nature of this balance. Previously, unrealized translation gains and losses related to the long term intercompany loan were recorded in the statements of operations.

        Interest Income (expense), net was $19,382 of income for the year ended December 31, 2004, as compared to $41,119 of expense for the same period in 2003. This decrease was due to repayment of the short-term note payable to the bank and an increase in investable cash. Interest expense for the year ended December 31, 2002 was $8,636. The increase from 2003 to 2002 was due to expense associated with the short-term note payable to the bank.

        Minority interest in the loss of the consolidated joint venture was $366,715 for the year ended December 31, 2004, as compared to $65,809 for the same period in 2003 and $0 in 2002. This relates to Intac Purun and represents the portion of the loss attributable to the other joint venture partners.

        Income taxes:    Our income tax expense for the year ended December 31, 2004 was $931,847, and was approximately 14% of net income. All of the expenses in the US are allocated to the operations of the Hong Kong entities under a tax sharing arrangement. Our tax rate for the consolidated group reflects the lower rate in our Hong Kong entities, tax holidays granted for certain PRC entities and the 100% valuation allowance for deferred tax assets carried in certain overseas entities. During the years ended December 31, 2003 and 2002 we recorded no income taxes primarily because of net losses incurred and the 100% valuaton allowance recorded for all net deferred tax assets.

        Net Income (loss):    Net income was $5.8 million for year ended December 31, 2004, as compared to a net loss of $239,196 for 2003. The improved net income was primarily due to the Career Development Services Segment and the increase in revenue and improved gross profit margins in the distribution business. However, the most significant reason for the net loss in 2003 was the start-up costs associated with our Career Development Services Segment without accompanying revenues. Net loss for year ended December 31, 2002 was $776,755. The improvement in 2003 over 2002 was primarily due to the increase in revenue and the improved gross margin without a proportionate increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

General

        We maintained unrestricted cash of $5,532,928 as of December 31, 2004, and working capital of $19,811,271 as of that date.

        Working capital (measured by current assets less current liabilities) at December 31, 2004, was $19,811,271, and at December 31, 2003, was $5,323,205. The increase in working capital is primarily due to the equity financing of $12,000,000 in 2004 and the net income in 2004.

        For the year ended December 31, 2004, cash used in operating activities totaled $6,843,529. The use of funds was primarily due to an increase in trade accounts receivable and a decrease in trade accounts payable and accrued expenses, partially offset by net income for the year and by an increase in other liabilities and the income taxes payable. For the year ended December 31, 2003, cash used in operating activities totaled $1,156,349. The use of funds was primarily due to a net loss for the year, an increase in trade accounts receivable, and a decrease in trade accounts payable and accrued expenses, partially offset by non-cash items, a decrease in inventories, foreign sales tax receivable and deposits paid. For the year ended December 31, 2002, cash used in operating activities totaled $922,572. The use of funds was primarily due to a net loss for the year plus an increase in trade accounts receivable, inventories, and deposits paid, partially offset by a decrease in foreign sales tax receivable, as well as an increase in deposits received and trade accounts payable and accrued expenses.

        For the year ended December 31, 2004, cash provided by investing activities amounted to $1,791,499 and was due to the decrease in the restricted cash deposit and the cash included in purchase of a subsidiary and a decrease in advances to employees, partially offset by the purchase of property and equipment and other assets, and the cash included in the sale of a subsidiary. For the year ended December 31, 2003, cash used in investing activities amounted to $4,125,386 and was due to the restricted cash deposit, the purchase of equipment and other assets, and advances to employees. The use of funds was for the purchases of equipment and other assets. For the year ended December 31, 2002, cash used in investing activities amounted to $443,817. The use of funds was for the purchases of equipment and other assets.

        For the year ended December 31, 2004, cash provided by financing activities amounted to $7,774,384 and was primarily due to the proceeds from issuance of common stock, partially offset by the repayment of the borrowings to bank and the additional investment in Intac Purun. For the year ended December 31, 2003, cash provided by financing activities amounted to $7,502,737 and was due to the proceeds from the issuance of common stock in a private placement, borrowings from a bank and the investment into Intac Purun by the other joint venture partners, partially offset by repayments to a shareholder. For the year ended December 31, 2002, cash provided by financing activities amounted to $696,988 and was due to an increase in the advance from a shareholder and the proceeds from the issuance of 100,000 common stock shares in two private placement transactions.

        Our wireless handset and automobile revenues are primarily generated from a quick turn of product. We generally do not maintain any inventory of wireless handsets; however, due to the timing of the products being received and then being shipped to customers, we may hold the products for a minimal time period, commonly a few days. Our business model generally requires a deposit by the customer; however, in some cases, we will give credit terms to proven customers for the balance outstanding if they have an established and good payment history with us. Similarly for a significant portion of our purchases, we are generally required to pay deposits to our suppliers for down payments for wireless handsets. At December 31, 2004, the outstanding accounts receivable balance was $17.6 million, representing a large number of distribution sales primarily made to a major customer and a number of software licensing agreements consummated in December 2004. We have not experienced any collectibility issues in regards to this balance.

        Trade accounts receivable increased by $13,549,619 to $17,549,905 at December 31, 2004 compared to $4,000,286 at December 31, 2003. The increase relates primarily to a large number of sales in our distribution business, primarily to a major customer in December 2004 and sales made by Huana Xinlong during December 2004.

        Other assets, property and equipment, net, and purchased software, increased by $468,705, 784,647 and $1,976,332, respectively, to $968,387, $1,667,709 and $1,976,322 at December 31, 2004 compared to $499,482, $883,061 and $0 at December 31, 2003. Each of the increases were primarily due to the acquisition of Huana Xinlong.

        Goodwill increased by $12,718,769 to $12,777,790 at December 31, 2004 compared to $59,021 in December 31, 2003 due to goodwill of $1,064,113 relating to the acquisition of an additional 15% indirect ownership interest in Intac Purun and $11,654,656 relating to the acquisition of Huana Xinlong.

        Other liabilities was $627,243 at December 31, 2004, and relates to an obligation to a former shareholder of Huana Xinlong assumed in the acquisition.

        Deferred revenue was $302,457 at December 31, 2004, and relates to career development services, as compared to none at December 31, 2003.

        Income taxes payable was $974,699 at December 31, 2004, and relates to taxable income generated by one of the Company's distribution business subsidiaries, payable to the Hong Kong taxing authority.

        The Company currently believes it has adequate capital to conduct its operations as anticipated for the next twelve months. Growing our business will require additional working capital. Under the Joint Venture Agreement for the establishment of Intac Purun, we are responsible for taking advantage of our status as a listed company to obtain further funding for the long-term benefit of the business. We are currently developing our career development services and as such have made advance payments for the development of sophisticated database software which will have the capability to allow us to match open positions with eligible candidates. In the future, we will require further funding to establish the local Career Service Centers to work closely with provincial education authorities and we will also require further funding to expand and strengthen Huana Xinlong's nation-wide market coverage; however, in the short-term, these services are anticipated to generate positive cash-flows. Furthermore, in our distribution business our inventory purchases, including purchases of wireless handsets, generally require full payment for the products prior to delivery. Also, in some cases, we will give credit terms to customers for the balance outstanding, if they have an established and good payment history with us. Our inability to obtain additional acceptable financing would likely have a significant negative impact on our growth plans.

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

        Until very recently, the Company erroneously believed that it would first be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for its fiscal year ending December 31, 2005. Section 404 requires annual management assessment of the effectiveness of the Company's internal control over financial reporting as of its most recent fiscal year end and a report by the Company's independent auditors of their opinions on management's assessment. The Company has now become aware that it is required to comply with Section 404 for its fiscal year ended December 31, 2004. Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework to make its assessment and report as required by Section 404, and management and the Company have been working to implement framework to enable management to assess and report on the effectiveness of the Company's internal control over financial reporting in accordance with Section 404 for its fiscal year ending 2005, the Company's framework was not in place to allow management to assess the internal controls for the Company's fiscal year ended December 31, 2004. As a result, our independent public accounting firm, KBA Group LLP, has stated in their opinion included in Item 8 of this report that they were unable to, and do not express an opinion as to management's assessment of the Company's internal control over financial reporting as of December 31, 2004.

        The Company's failure to timely implement an evaluation framework and complete the assessment of internal control over financial reporting, identify and remediate any material weaknesses that may exist, and the inability of the Company's to provide a report of their opinion of management's assessment could expose the Company to regulatory sanctions and a loss of investor confidence in the Company's internal controls and reported financial information. Any of these events could have an adverse effect on the Company's results of operations, financial condition and trading price of its shares. See "Risk Factors-Risks Related to Our Business" in Item 1.

Contractual Obligations

        The Company's contractual obligations as of December 31, 2004, are summarized below and relate to lease commitments under non-cancelable operating leases of the Company's office facilities:

Year ending December 31,
2005	$387,974
2006	17,680
2007	—
2008	—
2009	—
Thereafter	—

$405,654

        The acquisition consideration issued by the Company in the December, 2004 acquisition of Huana Xinlong consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005. INTAC will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million for this period.

Off—Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

        The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options. The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

        SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is set forth in the Company's Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report and incorporated herein by reference.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Until very recently, we erroneously believed that we would first be required to comply with Section 404 for our fiscal year ending December 31, 2005. We have now become aware that we must comply with Section 404 for our fiscal year ended December 31, 2004. Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and management and the Company have been working to implement this framework to enable management to complete its assessment on the Company's internal control over financial reporting for the year ending December 31, 2005, in accordance with Section 404, it was not in place to allow management to assess and report on the Company's internal control over financial reporting for our fiscal year end December 31, 2004. As a result, our independent public accounting firm, KBA Group LLP, has issued a disclaimer opinion, included in Item 8 of this report, stating that they do not express an opinion as to management's assessment of the Company's internal control over financial reporting as of December 31, 2004.

        Our management's inability to complete an assessment of our internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2004, and KBA's disclaimer opinion does not necessarily imply that a significant deficiency or material weakness exists in our internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our management is not aware of any material weaknesses in the Company's internal control over financial reporting, and nothing has come to the attention of management which causes them to believe that any material inaccuracies or errors exist in the Company's financial statements as of December 31, 2004. Despite the fact management has not currently identified any material weaknesses in the Company's internal control over financial reporting, it is possible that our management continues to evaluate the Company's internal control over financial reporting, management could discover a material weakness.

        Our Chief Executive and Chief Financial Officers have completed the certifications required to be filed as an Exhibit to this Report (See Exhibits 31.1 and 31.2) relating to the design of our disclosure controls and procedures and the design of our internal control over financial reporting. These officers believe these certifications to be accurate, despite our inability to complete the assessment of the Company's internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act for the fiscal year ended December 31, 2004, because we did have processes and procedures in place during 2004 that management believes were sufficient to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. We also have been working to implement the framework to enable management to complete its assessment and provide its report as required by Section 404 for the year ending December 31, 2005, and our auditors have issued an unqualified opinion on our financial statements included in this annual report.

Changes in Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Items 401, 405 and 406 of Regulation S-K in response to this Item 10 is set forth in the Company's definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 402 of Regulation S-K in response to this Item 11 is set forth in the Company's definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to INTAC's equity compensation plans, as of December 31, 2004, under which equity securities of INTAC are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	600,000	$8.53	1,900,000
Equity compensation plans not approved by security holders	—	—	—

Total	600,000	$8.53	1,900,000

        The information required by Item 403 of Regulation S-K in response to this Item 12 is set forth in the Company's definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 404 of Regulation S-K in response to this Item 13 is set forth in the Company's definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 9(e) of Schedule 14A in response to this Item 14 is set forth in the Company's definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Index to Consolidated Financial Statements

        Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

(a)(2)    Financial Statement Schedule

    Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a)(3)    The exhibits to this report are listed on the Index to Exhibits following the signature pages of this report.

(b)
Exhibits.

        See the Exhibit Index following the signature pages of this report.

(c)
Financial Statement Schedule

        See the description under Item 15.(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005	INTAC INTERNATIONAL, INC.
By: /s/ WEI ZHOU Wei Zhou, President, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wei Zhou and J. David Darnell, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ WEI ZHOU Wei Zhou	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
/s/ J. DAVID DARNELL J. David Darnell	Senior Vice President & Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 15, 2005
/s/ THEODORE P. BOTTS Theodore P. Botts	Director	March 15, 2005
/s/ QI FENG Qi Feng	Director	March 15, 2005
/s/ KEVIN K. JONES Kevin K. Jones	Director	March 15, 2005
/s/ DR. HEINZ-GERD STEIN Dr. Heinz-Gerd Stein	Director	March 15, 2005
/s/ LARRIE A. WEIL Larrie A. Weil	Director	March 15, 2005

INDEX TO EXHIBITS

Exhibits	Description
2.1	Agreement and Plan of Reorganization, dated October 13, 2001, by and between Commodore Minerals, Inc., INTAC Holdco Corp., Wei Zhou and Yip Yin Kwan (filed as Exhibit 2.1 to Current Report on Form 8-K dated October 13, 2001, filed with the Commission on October 30, 2001 (the "Reorganization Form 8-K") and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated September 28, 2001, by and between Wei Zhou and Grayson Hand (filed as Exhibit 2.2 to Reorganization Form 8-K and incorporated herein by reference).
2.3
Stock for Stock Exchange Agreement dated December 31, 2004, by and among INTAC International, Inc., a Nevada corporation or its designees, and Forever Sino International Limited, a company incorporated in Hong Kong, China (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on January 5, 2005 and incorporated herein by reference).
3.1(i)
Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).
3.2(ii)	Amended and Restated Bylaws (filed as Exhibit 3.2 to Current Report on Form 8-K dated October 1, 2001, filed with the Commission on October 15, 2001 and incorporated herein by reference).
10.1
Lease agreement by and between INTAC International Holdings, Ltd. and Realty Star Development Limited dated March 13, 2002 (filed as Exhibit 10.7 to Form 10-QSB for the quarter ended March 31, 2003, filed with the Commission on May 20, 2002 and incorporated herein by reference).
10.2
Employment Agreement by and between the Registrant and J. David Darnell dated as of June 11, 2002 (filed as Exhibit 10.1 to Form 10-QSB for the quarter June 30, 2002, filed with the Commission on August 20, 2002 and incorporated herein by reference).
10.3
T-Mobile agreement (a translation of which was also filed) (filed as Exhibit 10.3 to Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Commission on March 28, 2003 and incorporated herein by reference).
10.4
Joint Venture Agreement for the establishment of Beijing INTAC Purun Educational Development Ltd by and among EMIC of the Ministry of Education P.R.C., China Putian Corporation and INTAC International Inc. (filed as Exhibit 10.4 to Form 10-QSB for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003 and incorporated herein by reference).
10.5
Subscription and Investment Representation Agreement, dated as of September 15, 2003, between INTAC International, Inc. and an accredited investor (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003 and incorporated herein by reference).
10.6
Assignment of Joint Venture Interest and Release of Debt agreement (filed as Exhibit 10.6 to Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004 and incorporated herein by reference).

10.7	Loan and Interest Pledge Agreement (filed as Exhibit 10.7 to Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004 and incorporated herein by reference).
10.8	Share Transfer Agreement (filed as Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 16, 2004 and incorporated herein by reference).
10.9	Loan and Interest Pledge Agreement (filed as Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 16, 2004 and incorporated herein by reference).
10.10
Subscription and Investment Representation Agreement, dated as of May 13, 2004, between INTAC International, Inc. and an accredited investor (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 26, 2004 and incorporated by reference herein).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of KBA Group LLP, Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included in signature page herewith).
31.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).
31.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).
32.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).
32.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND RELATED FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

INTAC International, Inc.:

        We have audited the accompanying consolidated balance sheets of INTAC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2004, 2003 and 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTAC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of INTAC International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting in our report dated February 18, 2005.

/s/ KBA Group LLP
Dallas, Texas
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We were engaged to audit management's assessment included in Management's Report on Internal Control over Financial Reporting (included in Item 9A of this Form 10-K) that INTAC International, Inc and subsidiaries ("the Company") maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intac International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2004, 2003 and 2002, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KBA Group LLP
Dallas, Texas
February 18, 2005

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$5,532,928	$2,810,574
Restricted cash	—	2,800,000
Trade accounts receivable (net of allowance for doubtful accounts of $0 in 2004 and 2003)	17,549,905	4,000,286
Inventories	317,390	232,371
Foreign sales tax receivable	—	335,993
Short term note receivable	365,370	—
Deposits paid	150,270	250,133

Total current assets	23,915,863	10,429,357
Property and equipment, net	1,667,709	883,061
Other assets	968,387	499,682
Advances to officers of subsidiaries and employees	32,932	346,090
Internet portal database gateway, net	350,769	304,487
Acquired software, net	1,976,322	—
Goodwill	12,777,790	59,021

Total assets	$41,689,772	$12,521,698

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$1,316,597	$1,577,408
Short-term note payable to bank	—	2,728,202
Accrued expenses	452,484	480,069
Income taxes payable	974,699	—
Other liabilities	627,243	—
Deferred revenue	302,457	—
Due to officer of subsidiary	315,448	—
Due to shareholder	115,664	99,084
Deposits received	—	221,389

Total current liabilities	4,104,592	5,106,152
Minority interest in consolidated joint venture	—	695,408
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,121,455 and 20,189,455 shares issued and outstanding, respectively	22,121	20,189
Additional paid-in capital	33,263,389	8,062,801
Retained earnings (deficit)	4,252,992	(1,563,505)
Accumulated other comprehensive income	46,678	200,653

Total stockholders' equity	37,585,180	6,720,138

Total liabilities and stockholders' equity	$41,689,772	$12,521,698

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

	Year Ended December 31,
	2004	2003	2002
Revenue
Distribution business	$111,025,925	$91,353,172	$84,835,480
Career development services	4,231,076	—	—

Total revenues	115,257,001	91,353,172	84,835,480
Cost of revenue
Distribution business	101,831,520	87,852,546	83,115,940
Career development services	1,233,490	—	—

Total cost of revenue	103,065,010	87,852,546	83,115,940

Total gross profit	12,191,991	3,500,626	1,719,540
Operating expenses
Product development	1,819,501	—	—
Distribution expenses	757,314	1,014,673	399,620
Selling, general and administrative expenses	3,354,956	2,768,750	2,321,776

Total operating expenses	5,931,771	3,783,423	2,721,396

Income (loss) from operations	6,260,220	(282,797)	(1,001,856)
Other income (expenses)
Foreign currency exchange gain (loss)	112,685	(9,440)	182,555
Interest income (expense), net	19,382	(41,119)	(8,636)
Minority interest in loss of consolidated joint venture	366,715	65,809	—
Other income (expense), net	(10,658)	28,351	51,182

Total other income (expenses), net	488,124	43,601	225,101

Income (loss) before income taxes	6,748,344	(239,196)	(776,755)
Income taxes	931,847	—	—

Net income (loss)	$5,816,497	$(239,196)	$(776,755)

Net income (loss) per share—basic	$0.28	$(0.01)	$(0.04)

Net income (loss) per share—diluted	$0.28	$(0.01)	$(0.04)

Weighted average shares outstanding—basic	20,711,122	19,481,122	19,109,455

Weighted average shares outstanding—diluted	21,007,978	19,481,122	19,109,455

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(expressed in U.S. Dollars)

	Common Stock
			Additional Paid-in Capital	Notes Receivable Shareholder
	Shares	$
Balance at January 1, 2002	19,089,455	$19,089	$2,763,346	$(1,282)
Issuance of common stock for cash	100,000	100	469,900	—
Proceeds from shareholder receivable	—	—	—	1,282
Compensation in connection with restricted stock award	—	—	97,222	—
Comprehensive loss
Net loss	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive loss

Balance at December 31, 2002	19,189,455	19,189	3,330,468	—
Issuance of common stock for cash	1,000,000	1,000	4,499,000	—
Compensation in connection with restricted stock award	—	—	233,333	—
Comprehensive income
Net loss	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income

Balance at December 31, 2003	20,189,455	20,189	8,062,801	—
Issuance of common stock for cash	800,000	800	11,968,387	—
Compensation in connection with restricted stock award	—	—	233,333	—
Share issuance in connection with restricted stock award	132,000	132	(132)	—
Share issuance in connection with acquisition of Beijing Huana Xinlong Information and Technology Development Co., Ltd.	1,000,000	1,000	12,999,000	—
Comprehensive income
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income

Balance at December 31, 2004	22,121,455	$22,121	$33,263,389	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(expressed in U.S. Dollars)

	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2002	$(547,554)	$1,399	$2,234,998
Issuance of common stock for cash	—	—	470,000
Proceeds from shareholder receivable	—	—	1,282
Compensation in connection with restricted stock award	—	—	97,222
Comprehensive loss
Net loss	(776,755)	—	(776,755)
Foreign currency translation	—	(129,665)	(129,665)

Total comprehensive loss			(906,420)

Balance at December 31, 2002	(1,324,309)	(128,266)	1,897,082
Issuance of common stock for cash	—	—	4,500,000
Compensation in connection with restricted stock award	—	—	233,333
Comprehensive income
Net loss	(239,196)	—	(239,196)
Foreign currency translation	—	328,919	328,919

Total comprehensive income			89,723

Balance at December 31, 2003	(1,563,505)	200,653	6,720,138
Issuance of common stock cash	—	—	11,969,187
Compensation in connection with restricted stock award	—	—	233,333
Share issuance in connection with restricted stock award	—	—	—
Share issuance in connection with acquisition of Beijing Huana Xinlong Information and Technology Development Co., Ltd.	—	—	13,000,000
Comprehensive income
Net income	5,816,497	—	5,816,497
Foreign currency translation	—	(153,975)	(153,975)

Total comprehensive income			5,662,522

Balance at December 31, 2004	$4,252,992	$46,678	$37,585,180

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Year Ended December 31,
	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$5,816,497	$(239,196)	$(776,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	278,382	68,793	70,371
Amortization of internet portal database gateway and acquired software	123,883	—	—
Minority interest in loss of consolidated joint venture	(366,715)	(65,809)	—
Compensation in connection with restricted stock award	233,333	233,333	97,222
Other comprehensive income (loss)	(153,975)	328,919	(129,665)
Gain on sale of subsidiary	(15,055)	—	—
Loss (gain) on sale of equipment	15,695	(2,838)	—
Changes in operating assets and liabilities, net of effects of acquisition and disposition in 2004
Trade accounts receivable	(13,100,833)	(3,269,782)	(506,355)
Inventories	(95,441)	908,135	(1,139,686)
Deposits paid	99,863	947,295	(942,331)
Foreign sales tax receivable	(147,370)	198,123	194,390
Trade accounts payable and accrued expenses	(587,560)	(242,274)	2,007,398
Deferred revenue	302,457	—	—
Income taxes payable	974,699	(39,598)	—
Deposits received	(221,389)	18,550	202,839

Net cash used in operating activities	(6,843,529)	(1,156,349)	(922,572)

CASH FLOW FROM INVESTING ACTIVITIES:
Restricted cash deposit	2,800,000	(2,800,000)	—
Purchase of property and equipment	(943,513)	(637,523)	(374,914)
Cash included in sale of subsidiary	(132,921)	—	—
Cash included in purchase of subsidiary	246,528	—	—
Purchase of other assets	(491,753)	(392,272)	(55,560)
Repayments from (advances to) officers of subsidiaries and employees	313,158	(332,747)	(13,343)
Proceeds from sale of equipment	—	37,156	—

Net cash provided by (used in) investing activities	1,791,499	(4,125,386)	(443,817)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,969,187	4,500,000	470,000
Borrowings from (repayments to) bank	(2,728,202)	2,728,202	—
Incremental purchase of Intac Purun shares	(1,500,000)
Investment into Intac Purun from joint venture partners	—	456,730	—
Borrowings from (repayments to) shareholder, net	33,399	(182,195)	226,988

Net cash provided by financing activities	7,774,384	7,502,737	696,988

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,722,354	2,221,002	(669,401)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,810,574	589,572	1,258,973

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,532,928	$2,810,574	$589,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$38,570	$43,400	$8,636

Cash paid for taxes	$—	$39,598	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of Intac Purun stock for the Internet portal database gateway	$—	$304,487	$—
Issuance of Company stock for the Huana Xinlong acquisition	$13,000,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Description of Business and Basis of Presentation

        INTAC International, Inc. ("INTAC" or the "Company") is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim. The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas). During the periods reported, the Company's revenues were derived primarily from the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to equipment wholesalers, agents, retailers and other distributors, mainly in Hong Kong, to a much lesser extent, automobile distribution from Europe into the Tianjin Port Free Trade Zone. The Company also recently announced the shift in focus of its business plan and is now focused on the expansion and maturation of its career development services in China.

        In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd ("Intac Purun"), with China Putian Corporation ("Putian") and the Ministry of Education in The People's Republic of China ("PRC"). Intac Purun is being established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which has been made exclusively available to Intac Purun. Intac Purun intends to provide comprehensive employment information over its Internet portal to facilitate these graduates' employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this database. This fee-based service will be primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers. At the time of formation, the joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education. In June 2004, INTAC purchased an additional indirect 15% interest in Intac Purun from Putian. This additional 15% indirect ownership interest increases INTAC's total indirect ownership in Intac Purun to 60%. INTAC's ownership in Intac Purun is held indirectly through PRC nominees.

        In September 2004, INTAC indirectly formed two new Companies, Beijing Intac Media Advertising Company Limited ("Intac Advertising") and Beijing Intac Meidi Technology Development Company Limited ("Intac Technology"), both China corporations. Intac Advertising and Intac Technology were established to provide advertising services and value added services in support of Intac Purun.

        In September 2004, INTAC sold all of the outstanding shares of New Tech Handel GmbH ("New Tech"). The results of operations of New Tech have been included in the consolidated financial statements through the date of disposal. INTAC then formed a new subsidiary, INTAC Deutschland GmbH ("INTAC Deutschland"), a German corporation, for the continuation of similar operations in Germany. INTAC Deutschland now acts as the Company's primary purchasing agent and distributor of mobile handsets from Europe into the Asia-Pacific Rim similar to New Tech.

        In December 2004, INTAC acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. ("Huana Xinlong"), which INTAC is in the process of assigning to INTAC International Holdings Limited ("Holdings"), a Hong Kong corporation and a wholly-owned subsidiary of INTAC. Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China.

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP"). In the opinion of management, all adjustments necessary for a fair presentation have been included.

(b)
Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH (through August 31, 2004), INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., formerly "Intac Auto Mobile Trading Company Limited", Beijing Intac Media Advertising Company Limited, Beijing Intac Meidi Technology Development Company Limited, Intac Purun, and Beijing Huana Xinlong Information and Technology Development Co., Ltd. All intercompany balances and transactions have been eliminated in consolidation.

        In consolidating the Company's 45% indirect ownership interest in Intac Purun during the period from October 2003 (formation) through the period that INTAC acquired the additional 15% indirect ownership interest in June 2004; the Company applied the guidance in Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All Majority-Owned Subsidiaries", and by analogy the guidance in EITF 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights". INTAC is designated as the operating partner for the joint venture, has effective control of the Board of Directors and appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder since the inception of Intac Purun. Accordingly, management has concluded that it is necessary to consolidate Intac Purun in order to properly reflect the substance of the Company's control position.

(c)
Liquidity

        As of December 31, 2004, INTAC had a retained earnings balance of $4,252,992 primarily due to net income for the year ended December 31, 2004, partially offset by prior periods' accumulated deficits. On December 31, 2003, the Company had an accumulated deficit of $1,563,505, primarily due to accumulated net losses from operations and a distribution to its principal shareholder made in 2001. The Company raised equity financing of $4.5 million in September 2003 and $12.0 million in May 2004. Proceeds of the private placements are being used to expand Intac Purun's Internet portal business, for strategic acquisitions or business alliances as well as for working capital.

        As of December 31, 2004 and 2003, INTAC maintained cash of $5,532,928 and $2,810,574, respectively. The Company measures liquidity through working capital (measured by current assets less current liabilities). As of December 31, 2004 and 2003, INTAC maintained working capital of $19,811,271 and $5,323,205, respectively. The increase in working capital is primarily due to the equity financing of $12.0 million raised in May 2004 and net income generated during the year ended December 31, 2004.

        The Company believes that it currently has adequate capital for the next twelve months; however, long-term plans will require the Company to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of the Company's other strategic agreements and business alliances. In addition, the Company may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless the Company is able to continue to improve its career development services operating performance with which the Company has limited experience, additional outside financing required to execute its long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, the Company does not have any financing arrangements, nor does the Company have any commitments to obtain such an arrangement with any bank or other third party. If the Company raises capital by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of its common shareholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

(d)
Cash and Cash Equivalents

        For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in high quality financial institutions and does not believe any undue risk is associated with its cash balances. A large portion of the cash balance is maintained at one financial institution.

(e)
Concentration of Credit Risk and Accounts Receivable

        Trade accounts receivable are stated at the amount the Company expects to collect and are not collateralized. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based upon the above criteria, as of December 31, 2004 and 2003, there is no allowance for uncollectible amounts.

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

(h)
Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization and any provisions for impairment losses required to reflect recoverable amounts. Cost represents the purchase price and any directly attributable costs of bringing the asset to working condition for its intended use. Repairs and maintenance are expensed as incurred. Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset.

        Depreciation and amortization is calculated to write off the cost of the fixed asset over the shorter of the useful life or, if applicable, the remaining lease term, on a straight line basis, at the following annual rates:

Furniture and fixtures	20%
Leasehold improvements	20%
Motor vehicles	30%
(i)
Intangible Assets

        In accordance with the accounting rules contained in SFAS No. 142 "Goodwill and Intangible Assets" ("SFAS 142"), the Company reviews each indefinitely lived intangible asset for impairment annually and when events or circumstances indicate that the asset might be impaired. Impairment is measured as the amount by which the Company's carrying value exceeds the fair value. Should impairment be indicated, the impaired amount will be charged to expense. As of December 31, 2004, the Company performed its annual impairment tests and found none of its goodwill to be impaired.

        Non-amortizable intangible assets include the following:

  •
  Recorded goodwill of $59,021 attributable to the wireless handset distribution segment.

  •
  Recorded goodwill of $1,064,113 relating to the acquisition of an additional 15% indirect ownership interest in Intac Purun from Putian for $1.5 million.

  •
  Recorded goodwill of $11,654,656 relating to the acquisition of Huana Xinlong. The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005.

        Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries.

        Amortizable intangible assets include the following:

  •
  The legal right for exclusive access to a student database which is owned by the PRC Ministry of Education. The Company acquired the access right in October 2003 in connection with the formation of Intac Purun. The access right to this student database has been recorded based on a valuation completed in December 2004. Management has determined that this intangible asset has a finite life as contemplated by SFAS No. 142 and accordingly, this asset will be amortized over a five year life on a straight line basis in accordance with the terms of the internet content provider license agreement.

		December 31, 2004		December 31, 2003
	Weighted Average Remaining Amortization Period (Years)
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Internet portal database gateway	4.0	$411,666	$60,897	$304,487	$—

        Amortization expense was $60,897 for the year ended December 31, 2004. Estimated aggregate amortization expense for each of the next five years is as follows:

2005	$87,693
2006	87,692
2007	87,692
2008	87,692
2009	—

Total	$350,769

(j)
Acquired Software

        The acquired software was included in the acquisition of Huana Xinlong. This software has been recorded based on a valuation completed in December 2004. Amortization is recorded based on the remaining estimated useful life of approximately three years on a straight line basis. At December 31, 2004, the acquired software recorded value was $2,039,307 with accumulated amortization of $62,985.

(k)
Deposits Received

        Deposits received are payments received from customers for down payments for wireless handsets and vehicles.

(l)
Revenue Recognition

        The Company's revenue is derived from primarily two sources (i) career development services which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China and (ii) distribution revenue, which includes wireless handsets distribution mainly into China and to a much lesser extent, automobiles distributed into China.

Career Development Services:

        The Company licenses software products including access to its student database and education materials under two and three-year term licenses. The software licenses provide for updates to new versions if and when made available. No express rights of return are granted. The Company sells its products and services via its Internet portals www.phrbank.com and www.Joyba.com and a direct sales force.

        Product revenue from the license of the Company's software products is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue. Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant. Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

        The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of all its software products.

        For all sales of software products except those completed via the Internet, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement.

        For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), the Company allocates revenue to each component of the arrangement based on vendor specific objective evidence of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the licenses and the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

        Subscription revenue which will be earned primarily through our Internet portal business, will be recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company will recognize the gross amount billed by the mobile operator as revenue, and the amount retained by the mobile operator as cost of revenue. To date the Company has generated minimal revenue from subscription services.

(l)
Revenue Recognition

Distribution Business:

        The Company's wireless handset and automobile revenues are generally generated from a quick turn of product. The Company recognizes revenue upon delivery of product to its customers. Products are sold "as is" and the Company does not provide servicing of the wireless handsets or automobiles, nor does the Company receive any usage revenue from the wireless handsets distributed.

        Revenue is recognized when customers take delivery of the goods, which is taken to be the point in time where the customer has accepted the goods and the related risks and rewards of ownership.

Certain sales arrangements provide the Company the right to receive a contingent payment based on sales made by the customers. Contingent payment revenue for these arrangements is recognized as the cash is received.

        Receipts of cash in advance of shipment or delivery are recorded as deposits received.

(m)
Cost of Revenues

Career Development Services:

        The Company's career development services cost of revenue is comprised of the service fees paid for the provision of software training and technological services, and the amortization charge for software.

Distribution Business:

        The Company's distribution business cost of revenues is comprised of the cost of the wireless handset products or automobiles distributed.

(n)
Vendor Programs

        Incentive arrangements such as volume incentive rebates or other vendor programs are accounted for in accordance with the Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" and Emerging Issues Task Force No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturer". To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier. Volume incentive rebates are consideration received from the suppliers when purchases or sell-through targets are attained or exceeded within a specific time period. The amount of rebate earned in any financial reporting period is accrued as a vendor receivable, which is classified as a reduction of trade accounts payable if the balance of trade accounts payable is sufficient or accounts receivable if it is not. This same amount is either a reduction on inventory cost or is a reduction of cost of sales for those items already sold. Volume rebates to date have been determined based on actual negotiated volume discounts.

(o)
Distribution Expenses

        Distribution expenses are principally comprised of costs attributable to the shipping and handling of our products, such as freight and insurance.

(p)
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

(q)
Foreign Currency Translation

        The Company's operations in China and Hong Kong use the local currencies as their functional currencies. German operations use the Hong Kong dollar as its functional currency. The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

        Reported assets and liabilities of INTAC's foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders' equity.

        Realized and unrealized translation gain (loss) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations. Effective July 1, 2002, the Company changed the recording of unrealized translation gains and losses on an intercompany account between Holdings and New Tech by recording gains and losses directly to stockholders' equity to reflect the long-term nature of this balance. Previously, unrealized translation gains and losses were recorded in the statements of operations. The effect of this change during the six months ended December 31, 2002 and during the year ended December 31, 2003 was to exclude an unrealized gain (loss) on foreign currency translation of $(130,631) and $328,919, respectively, from the respective statements of operations. These amounts are included in other comprehensive income (loss) in stockholders' equity.

(r)
Net Income (Loss) Per Share—Basic and Diluted

        Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. Computation of diluted income per share for the year ended December 31, 2004 includes dilutive stock options and a restricted stock award granted under the terms of the Company's 2001 Long Term Incentive Plan. Stock options and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share for the year ended December 31, 2003 and 2002 because their effects are anti-dilutive.

(s)
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

        The Company is currently considered to be comprised of two reportable segments: (i) career development services and (ii) distribution of wireless handsets and automobiles. The Company measures segment profit (loss) as operating profit (loss) before depreciation. As used herein, the measure of segment profit (loss) is not intended as either a substitute or replacement for operating income (as reported according to USGAAP), or as a measure of the financial results of operations or cash flows from operations (as presented according to USGAAP).

(t)
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(u)
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

(v)
Product and Software Development Expenses

        Product and software development expenses primarily include payroll and other employee benefit costs. For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established. Due to the relatively short period between technological feasibility and the completion of product development, and the insignificance of the related costs, the Company generally does not capitalize software development costs. All product and software development costs are expensed when incurred. Research and development costs to date have not been significant.

(w)
Employee Benefit Plans

        The Company's subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company's subsidiaries to pay to the local labor bureau monthly contributions at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contributions. Employee benefit plan costs to date have not been significant.

(x)
Stock Option Plans and Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123 (as amended), the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (as amended).

        For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period. Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have decreased or increased as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$5,816,497	$(239,196)	$(776,755)
Add: Total stock-based employee compensation expense included in reported net income (loss)	233,333	233,333	97,222
Deduct: Total stock-based employee compensation expense determined under fair value based method	(843,407)	(447,092)	(181,136)

Pro forma net income (loss)	$5,206,423	$(452,955)	$(860,669)

Net income (loss) per share—basic as reported	$0.28	$(0.01)	$(0.04)

Net income (loss) per share—diluted as reported	$0.28	$(0.01)	$(0.04)

Net income (loss) per share—basic proforma	$0.25	$(0.02)	$(0.05)

Net income (loss) per share—diluted proforma	$0.25	$(0.02)	$(0.05)

(y)
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

(z)
Fair Value of Financial Instruments

        The carrying amounts of all current assets and current liabilities at December 31, 2004 and 2003 approximate their fair values because of the short maturity of these instruments.

(aa)
Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income (loss) for the periods presented includes net income (loss) and foreign currency translation adjustments.

2. INVESTMENT IN INTAC PURUN

        On January 15, 2004, INTAC announced the shift in focus of its business plan from the traditional distribution of premium brand wireless handsets to its new career development services and Internet joint venture, Intac Purun. Intac Purun was formed in October 2003 with China Putian Corporation ("Putian") and the Ministry of Education in The People's Republic of China ("PRC"). The Company indirectly invested a total of $2.3 million in cash in the newly founded Internet joint venture in September 2003 and October 2003, owned 45% indirectly by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

        In order to meet ownership requirements under PRC law which restrict or prohibit INTAC from operating in certain industries such as Internet content providers, INTAC made loans of $1,233,000 and $123,000 to two China nationals, Miss Zhang Wanqin and Miss Li Min, respectively. Miss Zhang and Miss Li are the equity owners of Tianjin Weilian, a company incorporated in the PRC. These loans were made to finance Miss Zhang and Miss Li, on behalf of INTAC, for the purpose of establishing Tianjin Weilian. Tianjin Weilian pledged as collateral the 45% ownership of Intac Purun against these loans from INTAC. Furthermore Tianjin Weilian assigned all operating rights, title and interest they had in Intac Purun to INTAC including all interest held, all rights to capital accounts, distributions and/or allocations of cash property and income, and all rights to participate in management and to vote with regard to affairs relating to the Intac Purun. When the Company is able to transfer ownership to INTAC the ownership of Intac Purun will be transferred directly into the Company.

        In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million. The incremental acquired ownership was accounted for using the purchase method of accounting. INTAC made loans of $1.5 million to two China nationals, Mr. Zou Jingchen and Ms. Tian Jinmei. Mr. Jingchen and Ms. Jinmei are the equity investors of Chengtai, a company incorporated in the PRC. These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of INTAC, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian. A total of 15% of the outstanding securities of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai. This additional 15% interest increases INTAC's total indirect ownership in Intac Purun to 60%, for which the Company has paid or invested $3.8 million. Intac Purun is incorporated and domiciled in PRC.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition of the indirect 15% incremental ownership in Intac Purun.

Current assets	$256,290
Non-current assets	252,613

Total assets acquired	508,903
Current liabilities assumed	(73,016)

Net assets acquired	435,887
Purchase price	1,500,000

Excess purchase price	$1,064,113

        The excess of the purchase price over the fair value of the net identifiable assets acquired represents goodwill and is not deductible for income tax purposes. As further described in the accounting policies, the results of Intac Purun operations have been included in the consolidated financial statements since the inception of Intac Purun.

        Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at December 31, 2004) to reduce the minority interest in Intac Purun to zero. The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders' equity (deficit) in Intac Purun by the Company have been restored.

3. SALE OF INVESTMENT IN NEW TECH HANDELS

        On September 1, 2004, Holdings sold all of the outstanding shares of New Tech. The results of operations of New Tech have been included in the consolidated financial statements through the date of disposal. The aggregate sales price of $365,370 (300,000 Euros) was received in the form of a unsecured, non-interest bearing short-term note receivable due in February 2005 and has been verbally extended to April 30, 2005.

        The following table summarizes the investment in New Tech as of the date of sale and the gain on disposal.

Current assets	$850,644
Property and equipment	57,589

Total assets	908,233
Total liabilities	(557,918)

Investment in New Tech	350,315
Consideration	365,370

Gain on sale (included in other income)	$15,055

4. PURCHASE OF HUANA XINLONG

        In December 2004, the Company acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. ("Huana Xinlong"). Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China. The acquisition was accounted for using the purchase method of accounting. The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005 (and the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million). The Company agreed to file a registration statement to register these shares within 90 days after the closing of the acquisition.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$306,333
Acquired software	2,039,307
Other non-current assets	192,801

Total assets acquired	2,538,441
Current liabilities assumed	1,193,097

Net assets acquired	1,345,344
Purchase price	13,000,000

Excess purchase price	$11,654,656

        The excess of the purchase price over the fair value of the net indentifiable assets acquired represents goodwill and is not deductible for income tax purposes. The final allocation of the purchase price includes an independent valuation of the software which was performed in December 2004.

        The following unaudited proforma combined results of operations of the Company assume that the Huana Xinlong acquisition was completed on February 26, 2004 (date of Huana Xinlong inception). These proforma amounts represent historical operating results of this acquisition combined with those of the Company with appropriate adjustments to give effect to depreciation and amortization expense. These proforma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect the synergistic effect on operating, selling and general administrative expenses nor do the amounts reflect higher costs associated with the unanticipated integration or other organization activities the Company may be forced to undertake as a result of the acquisition.

Year Ended December 31,
2004
Revenues	$115,999,154
Net income	$5,167,158
Net income per share—basic	$0.24
Net income per share—diluted	$0.23

5. INVENTORIES

        As of December 31, 2004, inventories totaled $317,390, consisting of $306,749 for the distribution business segment (wireless handsets $1,067 and vehicles $305,682) and $10,641 for the career developments services segment. As of December 31, 2003, inventories totaled $232,371, consisting entirely of distribution business segment products (wireless handsets $28,260 and vehicles $204,111).

6. PROPERTY AND EQUIPMENT, NET

        As of December 31, 2004 and 2003, property and equipment consisted of the following:

	2004	2003
Furniture and fixtures	$873,920	$307,519
Leasehold improvements	129,039	91,779
Motor vehicles	973,023	664,272
Other	17,427	—

	1,993,409	1,063,570
Less: Accumulated depreciation and amortization	(325,701)	(180,509)

	$1,667,708	$883,061

7. OTHER ASSETS

        As of December 31, 2004 and 2003, other assets consisted of the following:

	2004	2003
Deposit for software development costs	$218,926	$218,926
Deposits and memberships	452,722	167,988
Other	296,740	112,768

	$968,388	$499,682

8. SHORT-TERM NOTE PAYABLE TO BANK

        Short-term note payable to bank at December 31, 2003 consisted of a loan from a financial institution in China of $2,728,202 bearing interest at a rate of 5.06% per annum. The loan was secured by a $2.8 million deposit and was reflected as restricted cash in the December 31, 2003 consolidated balance sheet. During the year ended December 31, 2004 the loan balance was repaid and the restricted cash was reclassified to cash.

9. CONCENTRATION OF RISKS

        Two distribution customers each accounted for more than 10% of the Company's sales for the year ended December 31, 2004, as follows:

Company	Sales percentage
Mr. Lam	54.9%
Mr. Lau	10.4%

        The Company's product suppliers were concentrated in three distribution vendors for the year ended December 31, 2004, as follows:

Company	Purchase percentage
Deutsche Telekom	57.0%
Mr. Wong	14.1%
Wai Luen International Trading Company	11.8%

        One distribution customer accounted for more than 10% of the Company's sales for the year ended December 31, 2003, as follows:

Company	Sales percentage
Mr. Lam	68.6%

        The Company's product suppliers were concentrated in one distribution vendor for the year ended December 31, 2003, as follows:

Company	Purchase percentage
Deutsche Telekom	83.8%

        Two distribution customers each accounted for more than 10% of the Company's sales for the year ended December 31, 2002, as follows:

Company	Sales percentage
Mr. Lam	13%
238 Telecom Limited	12%

        The Company's product suppliers were concentrated in three distribution vendors for the year ended December 31, 2002, as follows:

Company	Purchase percentage
Deutsche Telekom	29%
Wai Luen International Trading Company	14%
Michel Communication GmbH	11%

        Two distribution customers each accounted for more than 10% of the Company's trade receivables at December 31, 2004, as follows:

Company	Sales percentage
Mr. Lam	64.7%
T-Mobile Deutschland	13.6%

        One distribution customer accounted for more than 10% of the Company's trade receivables at December 31, 2003, as follows:

Company	Sales percentage
Mr. Lam	97.1%

10. INCOME TAXES

        The Company is subject to income taxes on income arising in or derived from the tax jurisdictions in which it is domiciled and operates. Pursuant to an expense sharing arrangement, the Company's U.S.

losses have been allocated to the Hong Kong operating subsidiaries based upon the relative amount of each Hong Kong subsidiarys' gross profit margin.

	Year Ended December 31,
	2004	2003	2002
Current:
United States Federal and State	$—	$—	$—
Foreign	931,847	—	—

Total current provision for income taxes	$931,847	$—	$—

        The Company has substantial net operating loss carryforwards in some of its Hong Kong and PRC operating entities. As a result, most of these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets to zero based on the uncertainty of generating future taxable income. As accordingly, the Company has recorded no deferred income tax provision for any of the years in the three year period ended December 31, 2004.

        The provision for income taxes for the years ended December 31, 2004, 2003 and 2002, differed from the amount computed by applying the U.S. income tax rate of 34% to income (loss) before income taxes as follows:

	2004	2003	2002
Computed "expected" tax expense	$2,294,437	$(81,327)	$(264,097)
Rate differences resulting from differing tax rates for different tax jurisdictions	(853,464)	244,309	46,051
Tax holiday effect for PRC entities not currently subject to income taxes	(754,337)	—	—
Change in valuation allowance	237,549	(173,325)	220,646
Other	7,662	10,343	(2,600)

	$931,847	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2004 and 2003, are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$603,816	$247,866
Depreciation of fixed assets	5,124	—

Total deferred tax assets	608,940	247,866
Deferred tax liabilities:
Deferred income	(122,587)	—
Depreciation of fixed assets	(20,735)	(19,797)
Less valuation allowance	(465,618)	(228,069)

Net deferred tax assets	$—	$—

        The net operating losses available at December 31, 2004, to offset future taxable income in the U.S., Hong Kong, China, and Germany are $-0-, $165,000, $1,690,000, respectively. The income tax rates for Hong Kong, China and Germany are 17.5%, 33% and 26.375%, respectively. The net operating losses generated in Hong Kong expire beginning in 2007 if not utilized. The net operating losses generated in Germany and China have no expiration date and carry forward indefinitely.

11. RELATED PARTY TRANSACTIONS

        (a)   As of December 31, 2004 and 2003, the Company's majority shareholder, Mr. Wei Zhou was the beneficial owner of 54.0% and 59.2% respectively, of the Company's issued outstanding common stock.

        (b)   Mr. Zhou is the CEO, President, Treasurer and Director of the Company. As of December 31, 2004 and 2003, Mr. Zhou had made net advances to the Company amounting to $115,664 and $99,084, respectively.

12. STOCKHOLDERS' EQUITY

(a)
COMMON STOCK

        In December 2004, the Company entered into a Stock for Stock Exchange Agreement to acquire all of the outstanding equity securities of Huana Xinlong, a company organized under the laws of the Peoples Republic of China. The acquisition consideration issued by the Company in the transaction consists of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares issuable in the event the acquired business generates net income of $13 million for the thirteen month period commencing December 1, 2004 through December 31, 2005 (the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million).

        In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million. This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D. Proceeds from the $12.0 million private placement will be used to expand Intac Purun's career development and Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes. In May 2004, the Company filed a registration statement with the Securities and Exchange Commission, registering the resale of these shares plus 1,000,000 shares from the private placement to a different shareholder completed in September 2003. The registration statement also registered an additional 2,000,000 shares for possible future issuances. The registration statement was effective on July 29, 2004.

        In September 2003, the Company issued 1,000,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $4.5 million. This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D.

(b)
STOCK OPTIONS AND STOCK AWARDS

        On November 28, 2001, INTAC adopted a stock purchase plan entitled the "2001 Long Term Incentive Plan" to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of the Company and to align their interests with the interests of the Company's shareholders. The Company authorized 2,500,000 shares to be available for grant as part of the long term incentive plan. Options are generally granted at fair value on the date of issuance.

        On December 3, 2004, the Company made a stock option grant to an employee to purchase 50,000 shares of the Company's common stock at an exercise price of $9.50 per share, representing the market value on the date of grant. This stock option vests in three equal annual installments on the first three anniversary dates of the date of grant. The per share fair value of the stock option granted, estimated on the date of grant using the Black-Scholes options pricing model, was $4.13. The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield;

expected volatility of 62%; risk-free interest rate of 3.19%; and expected life of three years. For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period.

        On March 2, 2004 and March 11, 2004, the Company completed a stock option grant to four of its Directors to purchase 50,000 shares of the Company's common stock (an aggregate of 200,000 shares) at an exercise price of $15.75 per share for three of the Directors and $14.72 per share for the remaining Director, representing the market values on the date of each grant. These stock options vest in three equal annual installments on the first three anniversary dates of the date of grant. The per share fair value of the stock options granted on March 2, 2004 and March 11, 2004, estimated on the date of grant using the Black-Scholes options pricing model, was $6.03 and $5.63, respectively. The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 55%; risk-free interest rate of 2.0%; and expected life of three years. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods.

        On November 3, 2003, the Company made a stock option grant to one of its Directors to purchase 50,000 shares of the Company's common stock at an exercise price of $9.89 per share, representing the market value on the date of grant. This stock option vests in 3 equal annual installments on the first three anniversary dates of the date of grant. The per share fair value of the stock options granted in 2003, estimated on the date of grant using the Black-Scholes options pricing model, was $3.85. The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 66%; risk-free interest rate of 2.1%; and expected life of three years. For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period.

        On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer: (i) a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $3.50 per share representing the market value on the date of grant under the Company's "2001 Long Term Incentive Plan" and (ii) a restricted stock award of 200,000 shares of the Company's common stock. This stock option and restricted stock award vest in three equal annual installments on the first three anniversary dates of the date of grant. The total market value of the stock award totaled $700,000 at the date of grant. This amount is being amortized and expensed over the three year vesting period. The Company's amortization in connection with the stock award resulted in a non-cash compensation charge of $233,333, $233,333 and $97,222 during the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, 200,000 options are exercisable and all options expire, if unexercised, on July 29, 2009. During the year 132,000 shares of restricted stock were exercised. The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01. The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years. For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option's vesting period.

        A summary of stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
Plan Category	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding at beginning of year	350,000	$4.41	300,000	$3.50	—	—
Grant	250,000	$14.29	50,000	$9.89	300,000	$3.50
Exercise	—		—		—	—

Total	600,000	$8.53	350,000	$4.41	300,000	$3.50

Options exercisable at end of year	216,667	$3.99	100,000	$3.50	—	—

        Information related to stock options outstanding at December 31, 2004, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/04	Weighted Average Exercise Price
$3.50	300,000	4.6 years	$3.50	200,000	$3.50
$9.89	50,000	5.8 years	$9.89	16,667	$9.89
$15.75	150,000	6.2 years	$15.75	—	—
$14.72	50,000	6.2 years	$14.72	—	—
$9.50	50,000	6.9 years	$9.50	—	—

	600,000	5.4 years	$8.53	216,667	$3.99

(c)
EARNINGS PER SHARE

        The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2004	2003	2002
Basic earnings per share:
Net income (loss)	$5,816,497	$(239,196)	$(776,755)

Weighted average shares outstanding	20,711,122	19,481,122	19,109,455

Basic earnings (loss) per share	$0.28	$(0.01)	$(0.04)

Diluted earnings per share:
Net income (loss)	$5,816,497	$(239,196)	$(776,755)

Weighted average shares outstanding	20,711,122	19,481,122	19,109,455
Dilutive stock options and restricted stock award	296,856	—	—

Total common shares and dilutive securities	21,007,978	19,481,122	19,109,455

Diluted earnings (loss) per share	$0.28	$(0.01)	$(0.04)

        Stock options and the restricted stock award outstanding at December 31, 2003 and 2002, respectively, are not included in the diluted earnings per share computation because they are anti-dilutive.

13. SEGMENT REPORTING

        The Company is currently considered to be comprised of two reportable segments: (i) career development services and (ii) distribution of wireless handsets and automobiles. The Company measures segment profit (loss) as operating profit (loss) before depreciation. The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business. Information regarding operating segments as of and for the years ended December 31, 2004, 2003 and 2002 is presented in the following tables:

	Revenues	Segment profit (loss)
Year Ended December 31, 2004
Distribution business segment	$111,025,925	5,828,120
Career development services segment	4,231,076	710,482

Total	$115,257,001	6,538,602

Year Ended December 31, 2003
Distribution business segment	$91,353,172	$(87,267)
Career development services segment	—	(126,737)

Total	$91,353,172	$(214,004)

Year Ended December 31, 2002
Distribution business segment	$84,835,480	$(931,485)
Career development services segment	—	—

Total	$84,835,480	$(931,485)

        A reconciliation from the segment information to the net income (loss) for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Year Ended December 31,
	2004	2003	2002
Segment gain (loss)	$6,538,602	$(214,004)	$(931,485)
Depreciation	(278,382)	(68,793)	(70,371)

	6,260,220	(282,797)	(1,001,856)
Other income	102,027	18,911	233,737
Minority interest	366,715	65,809	—
Interest expense (net)	19,382	(41,119)	(8,636)
Income taxes	(931,847)	—	—

Net income (loss)	$5,816,497	$(239,196)	$(776,755)

        Total assets for the operating segments at December 31, 2004 and 2003, are as follows:

	2004	2003
Distribution business segment	$19,432,313	$6,732,247
Career development services segment	22,257,459	5,789,451

Total	$41,689,772	$12,521,698

        Total assets based on their geographic location at December 31, 2004 and 2003, are as follows:

	2004	2003
Europe	$417,445	$537,660
Asia	41,187,605	11,933,000
United States	84,722	51,038

Total	$41,689,772	$12,521,698

        The percentage of total revenue based upon the destination of the sale by geographic sector:

	2004	2003	2002
Europe	6.1%	5.6%	24.6%
Asia	93.9%	94.4%	75.4%

Total	100.0%	100.0%	100.0%

        The percentage of total revenue based upon the origin of the sale by geographic sector:

	2004	2003	2002
Europe	6.1%	7.1%	43.5%
Asia	93.9%	92.9%	56.5%

Total	100.0%	100.0%	100.0%

14. COMMITMENTS AND CONTINGENCIES

        As of December 31, 2004, the total future minimum lease payments under non-cancelable operating leases of the Company's office facilities are as follows:

2005	$387,974
2006	17,680
2007	—
2008	—
2009	—
Thereafter	—

$405,654

        For the year ended December 31, 2004, 2003 and 2002, rental expense which is included in selling, general and administrative expense amounted to $163,000, $147,972 and $101,291, respectively.

        There are uncertainties regarding the indirect ownership and the legal basis of the Company's ability to operate an Internet portal business in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Included as part of the obligations assumed in the acquisition of Huana Xinlong is a commitment to complete the required capitalization of that company in accordance with PRC laws and regulations. A total of $3,100,032 must be invested in Huana Xinlong by February 26, 2006 to complete the PRC capitalization requirements.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

        All financial instruments are short term and accordingly, carrying value approximates fair value.

16. IMPACT OF NEW ACCOUNTING STANDARDS

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

        The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options. The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

        SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended December 31, 2004.

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
Revenue
Distribution business	$46,619,517	$33,219,898	$22,751,340	$8,435,170	$24,898,160	$32,279,560	$26,163,360	$8,012,092
Career development services	4,172,101	39,416	19,559	—	—	—	—	—

Total revenues	50,791,618	33,259,314	22,770,899	8,435,170	24,898,160	32,279,560	26,163,360	8,012,092
Total gross profit	7,141,693	2,361,717	2,329,178	359,403	937,945	1,237,290	1,098,123	227,268
Net income (loss)	$4,842,168	$619,838	$873,362	$(518,871)	$(145,975)	$174,835	$224,140	$(492,196)

Net income (loss) per share—basic	$0.23	$0.03	$0.04	$(0.03)	$0.00	$0.01	$0.01	$(0.03)

Net income (loss) per share—diluted	$0.23	$0.03	$004	$(0.03)	$0.00	$0.01	$0.01	$(0.03)

Weighted average shares outstanding— basic	21,121,455	21,077,455	20,456,122	20,189,455	20,189,455	19,339,455	19,189,455	19,189,455

Weighted average shares outstanding— diluted	21,373,234	21,323,077	20,898,939	20,189,455	20,189,455	19,667,886	19,479,034	19,189,455

Significant Fourth Quarter Adjustments

        In December 2004 and 2003, the Company entered into an agreement with a major customer whereby the customer would pay an additional premium of $489,755 and $753,398, respectively to the Company for wireless handset products previously purchased. The premium was recorded as an increase in revenue in the fourth quarter of 2004 and 2003, respectively.

        In December 2004, the Company was awarded a volume incentive rebate related to the fourth quarter of 2004 from a major supplier in the amount of $1,904,357. The volume discount was recorded as a decrease to cost of revenue in the fourth quarter of 2004.

Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2003 and 2004

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Accounts receivable
Allowance for doubtful accounts
2002	$2,521	$—	$2,521	$—
2003	—	—	—	—
2004	—	—	—	—

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset
Valuation allowance
2002	$180,658	$—	$220,646	$401,304
2003	401,304	—	(173,235)	228,069
2004	228,069	—	237,549	465,618

S-1

QuickLinks

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1—BUSINESS
CAREER DEVELOPMENT SERVICES SEGMENT
DISTRIBUTION SEGMENT
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A—CONTROLS AND PROCEDURES
  ITEM 9B—OTHER INFORMATION
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTAC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (expressed in U.S. dollars)
INTAC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (expressed in U.S. dollars)
INTAC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (expressed in U.S. Dollars)
INTAC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (expressed in U.S. Dollars)
INTAC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars)
INTAC INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)