Form 10-K/A
period 2004-12-31
INTAC INTERNATIONAL INC
filed 2005-05-09
CIK 1127439

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2005 annual meeting of stockholders as filed with the Commission on May 2, 2005.

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K of INTAC International, Inc. (the "Company") amends and restates in their entirety the cover page and Part III, Items 12 and 15, of the Company's Annual Report on Form 10-K filed with the Commission on March 16, 2005. Capitalized terms used herein but not defined shall have the meanings assigned to such terms in the Company's Annual Report on Form 10-K.

        No other changes have been made to the Company's Annual Report on Form 10-K.

PART III

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to INTAC's equity compensation plans, as of December 31, 2004, under which equity securities of INTAC are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	600,000	$8.53		1,900,000
Equity compensation plans not approved by security holders (1)	68,000	—		0

Total	668,000	$8.53	(2)	1,900,000

(1)
As an inducement to his employment with the Company, Mr. Darnell was awarded, on July 29, 2002, an agreement whereby, upon the occurrence of certain vesting dates, he would receive 200,000 shares of the Company's common stock. This award vests in three equal annual installments on the first three anniversary dates from the date of grant. As of fiscal year end 2004, Mr. Darnell had been issued 132,000 shares of the Company's common stock. Pursuant to this award 68,000 shares of the Company's common stock may still be issued.

(2)
The weighted-average exercise price does not take into account Mr. Darnell's stock award.

        The information required by Item 403 of Regulation S-K in response to this Item 12 is set forth in the Company's definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Index to Consolidated Financial Statements

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

(a)
(2) Financial Statement Schedule

        Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a)
(3) The exhibits to this report are listed on the Index to Exhibits following the signature pages of this report.

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

Date: May 6, 2005	INTAC INTERNATIONAL, INC.
	By:	/s/ WEI ZHOU Wei Zhou, President, Chief Executive Officer and Director (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibits	Description
2.1	Agreement and Plan of Reorganization, dated October 13, 2001, by and between Commodore Minerals, Inc., INTAC Holdco Corp., Wei Zhou and Yip Yin Kwan (filed as Exhibit 2.1 to Current Report on Form 8-K dated October 13, 2001, filed with the Commission on October 30, 2001 (the "Reorganization Form 8-K") and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated September 28, 2001, by and between Wei Zhou and Grayson Hand (filed as Exhibit 2.2 to Reorganization Form 8-K and incorporated herein by reference).
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
10.1
Employment Agreement by and between Commodore Minerals, Inc. (predecessor to the Registrant) and Wei Zhou dated as of October 16, 2001 (filed as Exhibit 10.5 to the Reorganization Form 8-K and incorporated herein by reference).
10.2	INTAC International, Inc. 2001 Long Term Incentive Plan (filed as Exhibit 4.1 to Form S-8 dated April 30, 2004, filed with the Commission on May 4, 2004 and incorporated herein by reference).
10.3
Lease agreement by and between INTAC International Holdings, Ltd. and Realty Star Development Limited dated March 13, 2002 (filed as Exhibit 10.7 to Form 10-QSB for the quarter ended March 31, 2003, filed with the Commission on May 20, 2002 and incorporated herein by reference).
10.4
Employment Agreement by and between the Registrant and J. David Darnell dated as of June 11, 2002 (filed as Exhibit 10.1 to Form 10-QSB for the quarter June 30, 2002, filed with the Commission on August 20, 2002 and incorporated herein by reference).
10.5
Restricted Stock Agreement between the Registrant and J. David Darnell dated July 29, 2002 (filed as Exhibit 4.2 to Form S-8 dated April 30, 2004, filed with the Commission on May 4, 2004 and incorporated herein by reference).
10.6
T-Mobile agreement (a translation of which was also filed) (filed as Exhibit 10.3 to Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Commission on March 28, 2003 and incorporated herein by reference).

10.7
Joint Venture Agreement for the establishment of Beijing INTAC Purun Educational Development Ltd by and among EMIC of the Ministry of Education P.R.C., China Putian Corporation and INTAC International Inc. (filed as Exhibit 10.4 to Form 10-QSB for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003 and incorporated herein by reference).
10.8
Subscription and Investment Representation Agreement, dated as of September 15, 2003, between INTAC International, Inc. and an accredited investor (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003 and incorporated herein by reference).
10.9
Assignment of Joint Venture Interest and Release of Debt agreement (filed as Exhibit 10.6 to Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004 and incorporated herein by reference).
10.10	Loan and Interest Pledge Agreement (filed as Exhibit 10.7 to Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004 and incorporated herein by reference).
10.11	Share Transfer Agreement (filed as Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 16, 2004 and incorporated herein by reference).
10.12	Loan and Interest Pledge Agreement (filed as Exhibit 10.2 to Form 10-QSB for the quarter ended June 30, 2004, filed with the Commission on August 16, 2004 and incorporated herein by reference).
10.13
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

QuickLinks

PART III
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PART IV
  ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS