Form 10-Q
period 2005-03-31
INTAC INTERNATIONAL INC
filed 2005-05-10
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

011 (852) 2385.8789
(Registrant’s telephone number, including area code)

N/A
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,121,455 shares of $0.001 par value common stock outstanding as of May 10, 2005.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,907,146	$5,532,928
Trade accounts receivable (net of allowance for doubtful accounts of $0 in 2005 and 2004)	17,205,722	17,549,905
Inventories	8,454,515	317,390
Foreign sales tax receivable	47,726	—
Short term note receivable	—	365,370
Deposits paid	65,974	150,270

Total current assets	27,681,083	23,915,863

Property and equipment, net	1,809,052	1,667,709
Other assets	802,705	968,387
Advances to officers of subsidiaries and employees	62,082	32,932
Internet portal database gateway, net	335,545	350,769
Acquired software, net	1,787,368	1,976,322
Goodwill	12,831,790	12,777,790

Total assets	$45,309,625	$41,689,772

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$5,038,484	$1,316,597
Accrued expenses	414,066	452,484
Income taxes payable	983,165	974,699
Other liabilities	627,245	627,243
Deferred revenue	198,931	302,457
Due to officer of subsidiary	316,057	315,448
Due to shareholder	115,664	115,664
Deposits received	157,753	—

Total current liabilities	7,851,365	4,104,592
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,121,455 shares issued and outstanding for both periods	22,121	22,121
Additional paid-in capital	33,321,722	33,263,389
Retained earnings	4,077,863	4,252,992
Accumulated other comprehensive income	36,554	46,678

Total stockholders’ equity	37,458,260	37,585,180

Total liabilities and stockholders’ equity	$45,309,625	$41,689,772

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues
Distribution business	$12,973,988	$8,435,170
Career development services	1,685,145	—

Total revenues	14,659,133	8,435,170

Cost of revenue
Distribution business	12,058,359	8,075,767
Career development services	335,480	—

Total cost of revenue	12,393,839	8,075,767

Total gross profit	2,265,294	359,403

Operating expenses
Product development	872,126	169,767
Distribution expenses	133,908	130,412
Selling, general and administrative expenses	1,488,699	701,320

Total operating expenses	2,494,733	1,001,499

Loss from operations	(229,439)	(642,096)

Other income (expenses)
Foreign currency exchange gain	357	29,760
Interest income (expense), net	1	(25,549)
Minority interest in loss of consolidated joint venture	—	113,659
Other income (expense), net	4,633	5,355

Total other income (expenses), net	4,991	123,225

Loss before income taxes	(224,448)	(518,871)

Income taxes	(49,319)	—

Net loss	$(175,129)	$(518,871)

Net loss per share – basic	$(0.01)	$(0.03)

Net loss per share – diluted	$(0.01)	$(0.03)

Weighted average shares outstanding - basic	22,141,455	20,189,455

Weighted average shares outstanding - diluted	22,141,455	20,189,455

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flow from operating activities:
Net loss	$(175,129)	$(518,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	86,645	46,421
Amortization of internet portal database gateway and acquired software	204,178	15,224
Minority interest in loss of consolidated joint venture	—	(113,659)
Compensation in connection with restricted stock award	58,333	58,332
Other comprehensive income	(10,118)	(52,749)
Gain on sale of property and equipment	—	3,387
Changes in operating assets and liabilities, net of effect of acquisition in 2004:
Trade accounts receivable	344,183	813,511
Inventories	(8,137,125)	(543,887)
Foreign sales tax receivable	(47,726)	325,093
Due to officers of subsidiaries	—	(530,186)
Deposits paid	84,294	(104,959)
Trade accounts payable and accrued expenses	3,683,467	(461,562)
Income taxes payable	8,466	—
Other liabilities	609	—
Deferred revenue	(103,525)	—
Deposits received	157,753	1,357
Net cash used in operating activities	(3,845,695)	(1,062,548)

Cash flow from investing activities:
Restricted cash deposit	—	300,000
Purchase of property and equipment	(9,063)	(146,432)
Purchase of other assets	(53,244)	(156,940)
Collection of short term note receivable	365,370	—
Acquisition costs	(54,000)	—
Advances to officers of subsidiaries and employees	(29,150)	—
Net cash provided by (used in) investing activities	219,913	(3,372)

Cash flow from financing activities:
Borrowings from (repayments to) bank	—	(292,307)
Borrowings from (repayment to) shareholder, net	—	(419)
Net cash used in financing activities	—	(292,726)

Net decrease in cash and cash equivalents	(3,625,782)	(1,358,646)

Cash and cash equivalents at beginning of period	5,532,928	2,810,574

Cash and cash equivalents at end of period	$1,907,146	$1,451,928

Supplemental disclosure of cash flow information:

Cash paid for interest	$7	$28,355

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

1.                                      GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                  Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s revenues were derived primarily from the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to equipment wholesalers, agents, retailers and other distributors, mainly in Hong Kong, and to a much lesser extent in 2004, automobile distribution from Europe into the Tianjin Port Free Trade Zone.   The Company has announced the shift in focus of its business plan and is now focused on the expansion and maturation of its career development services in China.

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd. (“Intac Purun”), with China Putian Corporation (“Putian”) and the Education Management Information Center, or the EMIC, an entity affiliated with the Ministry of Education of The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for providing career development services to students and young professionals and expanding the employment opportunities for graduates (which term we use to refer to students in their final year of university studies) in the PRC. The Ministry of Education has established a database of more than 3.3 million graduates which has been made exclusively available to Intac Purun through its relationship with the EMIC. Intac Purun is developing its Internet Portal to provide comprehensive employment information on its phrbank.com website to facilitate students’ employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to graduates contained within this database. This fee-based service initially will be made available primarily to graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.  Intac Purun initially was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the EMIC.  In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian.  This additional 15% interest increases INTAC’s total indirect ownership in Intac Purun to 60%.  INTAC’s ownership in Intac Purun is held indirectly through PRC nominees.

In September 2004, INTAC indirectly formed two new companies, Beijing Intac Media Advertising Company Limited (“Intac Advertising”) and Beijing Intac Meidi Technology Development Company Limited (“Intac Technology”), both private China corporations.  Intac Advertising and Intac Technology were established to provide advertising services and value added services in support of Intac Purun.

Also, in September 2004, INTAC sold all of the outstanding shares of New Tech Handel GmbH (“New Tech”). The results of operations of New Tech have been included in the consolidated financial statements through the date of disposal.   INTAC then formed a new subsidiary, INTAC Deutschland GmbH (“INTAC Deutschland”), a German corporation, for the continuation of similar operations in Germany.   INTAC Deutschland now acts as the Company’s primary purchasing agent and distributor of mobile handsets from Europe into the Asia-Pacific Rim.

In December 2004, INTAC acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”), which INTAC is in the process of assigning to INTAC International Holdings Limited (“Holdings”), a Hong Kong corporation and a wholly-owned subsidiary of INTAC.  Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004, are unaudited (except for the December 31, 2004 balance sheet, which was derived from the

Company’s audited consolidated financial statements).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b)                                  Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH (through August 31, 2004), INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited,” Intac Media Advertising, Intac Technology, Intac Purun, and Huana Xinlong.  All intercompany balances and transactions have been eliminated in consolidation.

(c)                                  Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(d)                                  Liquidity

As of March 31, 2005 and December 31, 2004, INTAC maintained cash of $1,907,146 and $5,532,928, respectively.   The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2005, and December 31, 2004, INTAC maintained working capital of $19,829,718 and $19,811,271, respectively.  The Company raised equity financing of $12.0 million in May 2004.  Proceeds from the private placement are being used to expand the Company’s career development services business, for strategic acquisitions or business alliances as well as for working capital.

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

(e)                                  Net Loss Per Share – Basic and Diluted

Basic loss per share is calculated by dividing the loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. Computation of diluted loss per share for three months ended March 31, 2005, and March 31, 2004, did not include stock options granted under the terms of the Company’s 2001 Long Term Incentive Plan and unvested restricted stock awards because their effects are anti-dilutive.

(f)                                    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(g)                                 Stock Option Plans and Stock-Based Compensation

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

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net loss and net loss per share for the three months ended March 31, 2005 and 2004, would have been increased as follows:

	For the three months ended March 31,
	2005	2004

Net loss, as reported	$(175,129)	$(518,871)
Add: Total stock-based employee compensation expense included in reported net loss	58,332	58,332
Deduct: Total stock-based employee compensation expense determined under fair value based method	(235,446)	(104,103)
Pro forma loss	$(352,243)	$(564,642)

Net loss per share:
Basic and diluted —
As reported	$(0.01)	$(0.03)

Proforma	$(0.02)	$(0.03)

2.                                      INVENTORIES

As of March 31, 2005, inventories totaled $8,454,515, consisting of $8,441,244 for the distribution business segment (wireless handsets $8,135,562 and vehicles $305,682) and $13,271 for the career development services segment.  As of December 31, 2004, inventories totaled $317,390, consisting of $306,749 for the distribution business segment products (wireless handsets $1,067 and vehicles $305,682) and $10,041 for the career development services segment.

3.                                      INVESTMENT IN INTAC PURUN

On January 15, 2004, INTAC announced the shift of its business plan from the traditional distribution of premium brand wireless handsets to its new career development services and Internet joint venture, Intac Purun.  Intac Purun was formed in October 2003 with China Putian Corporation (“Putian”) and the EMIC.  The Company invested a total of $2.3 million in cash in the newly founded Internet joint venture in September 2003 and October 2003, owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.

In order to meet ownership requirements under PRC law which impose restrictions on foreign investment in the PRC Internet sector, INTAC made loans of $1,233,000 and $123,000 to two China nationals, Miss Zhang Wanqin and Miss Li Min, respectively.  Miss Zhang and Miss Li are the equity owners of Tianjin Weilian, a company incorporated in the PRC.  These loans were made to finance Miss Zhang and Miss Li, on behalf of INTAC, for the purpose of establishing Tianjin Weilian.  Tianjin Weilian pledged as collateral the 45% ownership of Intac Purun against these loans from INTAC.  Furthermore Tianjin Weilian assigned all operating rights, title and interest they had in Intac Purun to INTAC including all interest held, all rights to capital accounts, distributions and/or allocations of cash property and income, and all rights to participate in management and to vote with regard to affairs relating to the Intac Purun.  When the Company is able to transfer ownership to INTAC the ownership of Intac Purun will be transferred directly into the Company.

In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million. The incremental acquired ownership was accounted for using the purchase method of accounting. INTAC made loans of $1.5 million to two China nationals, Mr. Zou Jingchen and Ms. Tian Jinmei.  Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited, a company incorporated in the PRC.  These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of INTAC, for the purpose of establishing Tianjin Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian.  A total of 15% of the outstanding securities of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai.  This additional 15% interest increases INTAC’s total indirect ownership in Intac Purun to 60%, for which the Company has paid $3.8 million. Intac Purun is incorporated and domiciled in the PRC.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition of the 15% incremental ownership in Intac Purun in June 2004.

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

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at March 31, 2005) to reduce the minority interest in Intac Purun to zero.  The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity in Intac Purun by the Company have been restored.

4.                                      PURCHASE OF HUANA XINLONG

In December 2004, INTAC International Holdings Limited, a Hong Kong corporation and a wholly owned subsidiary of INTAC, acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”). Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China. The acquisition was accounted for using the purchase method of accounting.  The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, with 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005 (and the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million).  The Company agreed to file a registration statement to register these shares within 90 days after the closing of the acquisition, which time period to file has been verbally extended.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$306,333
Acquired software	2,039,307
Other non-current assets	192,801
Total assets acquired	2,538,441
Current liabilities assumed	1,193,097
Net assets acquired	1,345,344
Purchase price (including $54,000 of professional fees)	13,054,000
Excess purchase price	$11,708,656

The excess of the purchase price over the fair value of the net identifiable assets acquired represents goodwill and is not deductible for income tax purposes.  The final allocation of the purchase price includes an independent valuation of the software which was performed in December 2004.

The following unaudited proforma combined results of operations of the Company for the three months ended March 31, 2004 assume that the Huana Xinlong acquisition was completed on February 26, 2004 (date of Huana Xinlong inception). These proforma amounts represent historical operating results of this acquisition combined with those of the Company with appropriate adjustments to give effect to depreciation and amortization expense. These proforma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the period presented, or which may result in the future, because these amounts do not reflect the synergistic effect on operating, selling and general administrative expenses nor do the amounts reflect higher costs associated with the unanticipated integration or other organization activities the Company may be forced to undertake as a result of the acquisition.

Three Months Ended March 31,
2004
Revenues	$8,435,170
Net loss	$(601,292)
Net loss per share – basic	$(0.03)
Net loss per share – diluted	$(0.03)

5.                                      OTHER ASSETS

As of March 31, 2005, and December 31, 2004, other assets consisted of the following:

	March 31, 2005	December 31, 2004

Deposits and memberships	$428,505	$452,722
Deposit for software development costs	—	218,926
Prepaid administrative and professional costs	184,153	87,112
Other	190,047	209,627
	$802,705	$968,387

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

For the three months ended March 31, 2005, an income tax benefit of $49,319 was recorded representing the carryback of current income tax losses.  For the three months ended March 31, 2004, there was no income tax expense due to net operating losses for each of the tax jurisdictions and the availability of previous net operating losses to offset future taxable income.  At March 31, 2005 and December 31, 2004, a deferred tax asset related to the net operating losses has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

7.                                      ADVANCES FROM SHAREHOLDER

As of March 31, 2005, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $115,664 to the Company.   There has been no change in this balance during the three months ended March 31, 2005.

8.                                      STOCKHOLDERS’ EQUITY

(a)                                  Common Stock

In December 2004, INTAC International Holdings Limited, a Hong Kong corporation and a wholly owned subsidiary of INTAC, acquired all of the outstanding equity securities of Huana Xinlong, a company organized under the laws of the Peoples Republic of China.  The acquisition consideration issued by the Company in the transaction consists of up to 2,000,000 shares of Company common stock, with 1,000,000 shares issued on closing and up to an additional 1,000,000 shares issuable in the event the acquired business generates net income of $13 million for the thirteen month period commencing December 1, 2004, through December 31, 2005 (the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million).

In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D. Proceeds from the $12.0 million private placement will be used to expand Intac Purun’s career development and Internet portal business, for strategic acquisitions or business alliances and for general working capital purposes.

(b)                                 Stock Options and Stock Award

On November 28, 2001, INTAC adopted a stock purchase plan entitled the 2001 Long Term Incentive Plan to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of the Company and to align their interests with the interests of the Company’s shareholders. The Company authorized 2,500,000 shares to be available for grant as part of the long term incentive plan.  Options are generally granted at fair value on the date of issuance.

In February 2005, the Company cancelled a stock option grant to purchase 50,000 shares of the Company’s common stock previously awarded in 2004 to a director who resigned from the Board in 2004.

During March 2004, each of three directors of the Company were awarded options to purchase 50,000 shares of the Company’s common stock pursuant to the Company’s 2001 Long Term Incentive Plan.  Two directors’ stock options have an exercise price of $15.75 per share and the stock options awarded to the other director have an exercise price of $14.72 per share, in each case the closing price for the Company’s common stock as of the date of grant (March 2, 2004, and March 11, 2004, respectively).  These stock options vest and become exercisable in three equal annual installments on the first three anniversary dates following the date of grant.  These options also immediately vest and become exercisable in the event of a change in control of the Company.  The per share fair value of the stock options granted on March 2, 2004 and March 11, 2004, estimated on the date of grant using the Black-Scholes options pricing model, was $6.44 and $6.02, respectively.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 59%; risk-free interest rate of 2.0%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

On December 3, 2004, the Company made a stock option grant to an employee to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.50 per share, representing the market value on the date of grant.  This stock option vests in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock option granted, estimated on the date of grant using the Black-Scholes options pricing model, was $4.13.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 62%; risk-free interest rate of 3.19%; and expected life of three years.  For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

(c)                                  Earnings per share

The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

For the three months ended March 31, 2005 and 2004, shares attributable to outstanding stock options and the restricted stock award were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

	Three months ended March 31,
	2005	2004
Basic earnings per share:
Net loss	$(175,129)	$(518,871)

Weighted average shares outstanding	22,121,455	20,189,455

Basic loss per share	$(0.01)	$(0.03)

Diluted earnings per share:
Net loss	$(175,129)	$(518,871)

Weighted average shares outstanding	22,121,455	20,189,455

Dilutive stock options and restricted stock award	—	—

Total common shares and dilutive securities	22,121,455	20,189,455

Diluted loss per share	$(0.01)	$(0.03)

11.                               SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets and automobiles.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business.  Information regarding operating segments as of and for the three months ended March 31, 2005 and 2004, is presented in the following tables:

	Revenues	Segment Profit (loss)
Three months ended March 31, 2005
Distribution business segment	12,973,988	(47,251)
Career development services segment	1,685,145	(95,543)
Total	$14,659,133	$(142,794)

Three months ended March 31, 2004
Distribution business segment	8,435,170	(380,231)
Career development services segment	—	(215,444)
Total	$8,435,170	$(595,675)

A reconciliation from the segment information to the net loss for the three months ended March 31, 2005 and 2004, is as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004

Segment loss	$(142,794)	$(595,675)
Depreciation	(86,645)	(46,421)
	(229,439)	(642,096)
Other income (expense), net	358	35,115
Minority interest	—	113,659
Interest income (expense), net	4,633	(25,549)
Income taxes	49,319	—
Net loss	$(175,129)	$(518,871)

Total assets for the operating segments at March 31, 2005, and December 31, 2004, are as follows:

	2005	2004

Distribution business segment	$22,593,147	$19,432,313
Career development services segment	22,716,478	22,257,459
Total	$45,309,625	$41,689,772

Total assets based on their geographic location at March 31, 2005, and December 31, 2004, are as follows:

	2005	2004

Europe	$2,780,955	$417,445
Asia	42,350,540	41,187,605
United States	178,130	84,722
Total	$45,309,625	$41,689,772

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and business plans, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The factors listed in the section entitled “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in these factors and elsewhere in this report could have an adverse effect on our business, results of operations or financial condition. You also should be aware that the forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

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

•                  the government of The People’s Republic of China, or the PRC, may prevent us from conducting business in China;

•                  political and economic events and conditions in the PRC and other geographic markets in which we operate;

•                  the anticipated benefits of our industry contacts and strategic relationships;

•                  our ability to establish and take advantage of contacts and strategic relationships;

•                  our ability to offset increased operating expenses by increasing revenues and operating efficiencies;

•                  our ability to react to market opportunities;

•                  the advent of new technology;

•                  complex regulations that apply to INTAC or its affiliates as an operating company in the PRC and elsewhere;

•                  our ability to timely report our management’s assessment of the effectiveness of our internal control over financial reporting, or identify and remediate material deficiencies; and

•                  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services.

You should also be aware that those “forward-looking” statements in regards to our career development services business are subject to a number of further risks, assumptions and uncertainties, such as:

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

This list is only an example of some of the risks that may affect these forward-looking statements.  If any of these risks or uncertainties materialize (of if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. Readers of this report should recognize that an investment in INTAC International, Inc., or the Company, is particularly risky.

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

Overview

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

We operate in two segments, our Career Development Services Segment and our Distribution Segment.  While our Distribution Segment historically has been our primary business segment and generated substantially all of our operating revenue, we shifted our focus in 2004 to the expansion and maturation of our Career Development Services Segment in China.

Career Development Services Segment.  On January 15, 2004, we announced that we were shifting the emphasis of our business plan from the traditional distribution of premium brand wireless handsets to various career development services through our new Internet joint venture, Beijing Intac Purun Educational Development Ltd, or Intac Purun.  Intac Purun was formed in October 2003 with China Putian Corporation and the Education Management Information Center, or the EMIC, an entity affiliated with the Ministry of Education of The People’s Republic of China.  Intac Purun initially was owned 45% by INTAC, 15% by China Putian Corporation, 30% by a private investor group and 10% by the EMIC.  In June 2004, INTAC purchased an additional 15% interest in Intac Purun from China Putian

Corporation.  This additional 15% interest brings INTAC’s total indirect ownership in Intac Purun to 60%.   INTAC’s ownership interest in Intac Purun is held indirectly through PRC nominees.

Intac Purun was established to meet the growing need for providing career development services to students and young professionals and expanding the employment opportunities for graduates, which term we use to refer to students in their final year of university studies, in the PRC.  On January 20, 2004, we announced that Intac Purun had been selected by the EMIC to establish and be the exclusive operator of the “Career Service Centers” for Chinese students under the supervision of the EMIC.  These Career Service Centers provide students with a full-range of career development services, which assist these students in finding jobs and managing their careers.

The Ministry of Education has established a database of more than 3.3 million graduates which has been made available exclusively to Intac Purun through its relationship with the EMIC.  Intac Purun is developing its Internet portal to provide comprehensive employment information on its phrbank.com website to facilitate students’ employment search and future career development.  This Internet portal will offer to employers a platform to list open positions available to graduates contained within this unique database.  This fee-based premium service will be linked to an employment service website of the Ministry of Education, a non-profit website used to communicate information to graduates.

In December 2004, INTAC International Holdings Limited, a Hong Kong corporation and a wholly-owned subsidiary of INTAC (“Holdings”), acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”), a leading Chinese developer of management software for educational institution administration.  Huana Xinlong is located in Beijing, China and has products currently distributed and installed in more than 5,000 elementary and middle schools covering 12 Chinese provinces.  We currently are developing enhancements to Huana Xinlong’s software for educational institution administration, which has been designated as the standard of the China School Administration System (for primary and middle schools) by the EMIC.

As part of our business plan, we intend to bundle our Family-School Link Communication System, or FSLCS, which is a real-time communication solution combining Internet and wireless technologies that strives to fulfill the instant and interactive communication needs of teachers and parents, with Huana Xinlong’s current software and system products to take advantage of Huana Xinlong’s distribution channel of 5,000 schools.  Through FSLCS, parents can receive frequent updates on their children via Short Message Services, or SMS, and Interactive Voice Recognition, or IVR, services on their mobile handsets or over Intac Purun’s Internet portal joyba (www.joyba.com).  Teachers also can exchange questions, comments and feedback with parents instantaneously over the same advanced telecommunication infrastructure.  We have increased Huana Xinlong’s distribution network from 5,000 to 5,500 schools and plan to further expand and strengthen Huana Xinlong’s nationwide market coverage during this distribution campaign starting in the first half of 2005.  Leveraging on Huana Xinlong’s extensive distribution channel and market coverage, we believe that FSLCS has the potential for a faster market than could have been achieved organically.

Our objective in 2005 is to further expand and enhance the business prospects and opportunities afforded by our relationship with the EMIC.  We are developing an array of premium products and services which will be made available directly and through our Internet portal business which is being tailored to meet the growing student demand for career development products and services.

Distribution Segment.  Our Distribution Segment includes our wireless handset distribution business, which we operate through Holdings and its wholly-owned subsidiaries, Global Creative International Limited, a Hong Kong corporation (“Global Creative”), and INTAC Telecommunications Limited, a Hong Kong corporation (“INTAC Telecom”).  Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong.  These products are then sold primarily to local customers in Hong Kong or customers in China.

We historically have derived substantially all of our revenue from our Distribution Segment.  Although we intend to emphasize our Career Development Services Segment going forward, we anticipate that a significant portion of short-term revenues will continue to be generated by our wireless handset distribution business.

Through our wholly-owned subsidiary FUTAC Group Limited, a British Virgin Islands corporation (“FUTAC”), and our indirect subsidiary Intac (Tianjin) International Trading Co., a Chinese corporation (“Intac Tianjin”), we also operated an automobile distribution business as part of our Distribution Segment.  Through these subsidiaries, we distributed luxury automobiles from Europe to purchasers in the Tianjin Port Free Trade Zone.  In June 2004, we began phasing out the automobile distribution business to devote more time and resources to our Career Development Services Segment.  The phase-out was substantially complete as of December 31, 2004, and did not have a material adverse impact on our results of operations, and the assets of this business were redeployed to our other businesses.

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

CRITICAL ACCOUNTING POLICIES

INTAC’s discussion and analysis of its financial condition and results of operations are based upon INTAC’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires INTAC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, INTAC evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

•                  Revenue recognition;

•                  Concentration of credit risk and accounts receivable;

•                  Inventory;

•                  Impairment of long lived assets other than goodwill;

•                  Foreign currency exchange;

•                  Goodwill;

•                  Product and software development expenses;

•                  Purchase price allocation; and

•                  Research and development costs.

A complete description of all of our accounting policies is included in Note 1, “General and Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition:

The Company’s revenue is derived from primarily two sources (i) career development services which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China and (ii) distribution revenue, which includes wireless handsets distribution mainly into Hong Kong and to a much lesser extent, automobiles distributed into the Tianjin Port Free Trade Zone.

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

Product revenue from the license of the Company’s software products is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue.  Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant.  Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of all its software products.

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

The Company’s wireless handset and automobile revenues are generally generated from a quick turn of product. The Company recognizes revenue upon delivery of product to its customers. Products are sold “as is” and the Company does not provide servicing of the wireless handsets or automobiles, nor does the Company receive any usage revenue from the wireless handsets distributed.

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

The functional currencies of the Company are the People’s Republic of China Renminbi (“RMB”) and the Hong Kong dollar (“HK$”). The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment my have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $12,831,790 and $12,777,790 as of March 31, 2005 and December 31, 2004, respectively. No impairment charge has been made.

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
Revenues
Distribution business	$12,973,988	$8,435,170
Career development services	1,685,145	—
Total revenues	14,659,133	8,435,170
Cost of revenue
Distribution business	12,058,359	8,075,767
Career development services	335,480	—
Total cost of revenue	12,393,839	8,075,767
Total gross profit	2,265,294	359,403
Operating expenses
Product development	872,126	169,767
Distribution expenses	133,908	130,412
Selling, general and administrative expenses	1,488,699	701,320
Total operating expenses	2,494,733	1,001,499

Loss from operations	(229,439)	(642,096)
Total other income (expenses), net	4,991	123,225
Loss before income taxes	(224,448)	(518,871)
Income taxes	(49,319)	—
Net loss	$(175,129)	$(518,871)

Results of Operations for the Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004

Career Development Services Revenue:  Revenue was $1.7 million for the three months ended March 31, 2005, as compared to none for the same period in 2004. This new revenue results from the redirection of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of revenues from sales of our education administration software.  As of March 31, 2005, $198,931 of revenue related to the career development services has been deferred and will be recognized over a period ranging from one to two years.  We expect career development services revenue to grow substantially in 2005.

Distribution Business Revenue:  Revenue increased by $4.5 million, or 53.8%, to $13.0 million for the three months ended March 31, 2005, from $8.4 million for the same period in 2004. The increase in revenue is due to an increase in average sales prices and increased sales volume.  The revenue for 2004 was comprised of the distribution of wireless handsets ($8.3 million) and the distribution of automobiles ($0.1 million).  Incremental and improved features afforded by improved technology, new customers and increased purchases from existing customers enabled the Company to continue substantial growth in our distribution business in 2005 notwithstanding the shift in the emphasis of our business plan to our career development services.

Career Development Services Gross Profit: Gross profit was $1.3 million which generated a gross margin of 80.1% for the three months ended March 31, 2005, as compared to none for the same period in 2004.  This new gross margin is due to the redirection of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of gross profit from sales of our education administration software.  We expect margins to remain high due to the nature of this service business.

Distribution Business Gross Profit: Gross profit increased by $556,226 to $915,629 for the three months ended March 31, 2005, from $359,403 for the same period in 2004. The gross margin increased by 2.8% to 7.1% for the three months ended March 31, 2005, from 4.3% for the same period in 2004.  The increase is due to the focus on higher margin wireless handset products, an increased sales volume during 2005, partially offset by the continuing negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made

Operating Expenses:  Product development expense was $872,126 for the three months ended March 31, 2005, as compared to $169,767 for the same period in 2004.   Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  These costs continue to increase due to the redirection of the Company’s business plan from the traditional distribution business to its career development services.  We expect to continue to incur significant product development costs in future years.

Distribution expenses increased by $3,496, or 2.7%, to $133,908 for the three months ended March 31, 2005, from $130,412 for the same period in 2004, and decreased as a percentage of distribution revenue to 1.0% in 2005 from 1.5% in 2004.  Distribution expenses relate to costs attributable to the distribution of our distribution business products. These costs decreased due to overall price decreases from common carriers.

Selling, general and administrative expenses increased by $787,379 to $1.5 million for the three months ended March 31, 2005, from $701,320 for the same period in 2004, and increased as a percentage of revenue to 10.2% in 2005 from 8.3% in 2004.  This overall increase in total expense has been primarily due to the acquisition of Huana Xinlong, the increased business activity related to our career development services and increased costs associated with being a public company.  Specifically, for the three months ended March 31, 2005, the significant components of the overall cost increase are $227,000 that relates to increased salary and staff costs, $161,000 that relates to increased promotion and business development costs, $232,000 that relates to increased professional and banking services, offset by $81,000 that relates to decreased rents and occupancy costs.

Loss from operations:  Loss from operations was $229,439 for the three months ended March 31, 2005, as compared to $642,096 for the same period in 2004.  The improvement in loss from operations is primarily due to the Career Development Services Segment and the increase in revenue and improved gross profit margins in the distribution business.

Other income (expenses):  Other income was $4,991 for the three months ended March 31, 2005, compared to $123,225 for the same period in the prior year.  The decrease mainly related to the minority interest in the loss of the consolidated joint venture, Intac Purun, of $113,659 for the three months ended March 31, 2004, as compared to none for the current period. This relates to Intac Purun and represents the portion of the loss attributable to the other joint venture partners.

Net loss:  Net loss for the three months ended March 31, 2005, was $175,129, as compared to a net loss of $518,871 for the three months ended March 31, 2004.  The improvement in net loss was primarily due to the improvements in operating loss discussed above.

Liquidity and Capital Resources

Unrestricted cash at March 31, 2005 was $1,907,146 and was $5,532,928 at December 31, 2004.

Working capital (measured by current assets less current liabilities) at March 31, 2005, was $19,829,718, and at December 31, 2004, was $19,811,271.  The increase in working capital is primarily due to the equity financing of $12,000,000 in 2004 and the net income in 2004.

For the three months ended March 31, 2005, cash used in operating activities totaled $3,845,695.  The use of funds was primarily due to the net loss of the Company and an increase in inventories partially offset by non-cash activities, an increase in trade accounts payable and accrued expenses and a decrease in trade accounts receivable.  For the three months ended March 31, 2004, cash used in operating activities totaled $1,062,548. The use of funds was primarily due to the net loss of the Company, a decrease in trade accounts payable and accrued expenses and an increase in inventories, and advances made to officers of subsidiaries and employees, partially offset by a decrease in trade accounts receivable, foreign sales tax receivable and deposits paid.

For the three months ended March 31, 2005, cash provided by investing activities amounted to $219,913 due to the repayment of a short term note receivable, offset by an increase in other assets, acquisition fees and advances.  For the three months ended March 31, 2004, cash used in investing activities amounted to $3,372 due to the purchase of property and equipment and other assets, offset by the release of a restricted deposit.

There were no financing activities for the three months ended March 31, 2005.  For the three months ended March 31, 2004, cash used in financing activities amounted to $292,726 due to the net repayment of borrowings from a bank.

Our wireless handset and automobile revenues are primarily generated from a quick turn of product.  We generally do not maintain any inventory of wireless handsets; however, due to the timing of the products being received and then being shipped to customers, we may hold the products for a minimal time period, commonly a few days.  Our business model generally requires a deposit by the customer; however, in some cases, we will give credit terms to proven customers for the balance outstanding if they have an established and good payment history with us.  Similarly for a significant portion of our purchases, we are generally required to pay deposits to our suppliers for down payments for wireless handsets.  At March 31, 2005, the outstanding accounts receivable balance was $17.2 million, representing a large number of distribution sales primarily made to a major customer and a number of software licensing agreements consummated in December 2004.  We have not experienced any collectibility issues in regards to this balance.

Trade accounts receivable decreased by $344,183 to $17.2 million at March 31, 2005 compared to $17.5 million at December 31, 2004.  The balance relates primarily to a large number of sales in our distribution business, primarily to a major customer during the three month period March 31, 2005 and December 2004 and sales made by Huana Xinlong during December 2004.

Inventories increased by $8.1 million to $8.5 million at March 31, 2005 compared to $317,390 at December 31, 2004.  The balance relates primarily to wireless handsets which will be subsequently sold in the second quarter.  This was partially funded by an increase in the accounts payable balance of $3.7 million to $5.0 million at March 31, 2005 compared to $1.3 million at December 31, 2004.

Deferred revenue decreased by $103,526 to $198,931 at March 31, 2005 compared to $302,457 at December 31, 2004 and relates to career development services contracts.

The Company currently believes it has adequate capital to conduct its operations as anticipated for the next twelve months.  Growing our business will require additional working capital.  Under the Joint Venture Agreement for the establishment of Intac Purun, we are responsible for taking advantage of our status as a listed company to obtain further funding for the long-term benefit of the business.  In the future, we will require further funding to establish the local Career Service Centers to work closely with provincial education authorities and we will also require further funding to expand and strengthen Huana Xinlong’s nation-wide market coverage; however, in the short-term, these services are anticipated to generate positive cash-flows.  Furthermore, in our distribution business our inventory purchases, including purchases of wireless handsets, generally require full payment for the products prior to delivery.  Also, in some cases, we will give credit terms to customers for the balance outstanding, if they have an established and good payment history with us.  Our inability to obtain additional acceptable financing would likely have a significant negative impact on our growth plans.

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

On May 6, 2005, the Company received a notice from The Nasdaq Stock Market stating that because the Company did not include in its 2004 Form 10-K a report of management as to the effectiveness of the Company’s internal control over financial reporting and the related report of the Company’s independent public accounting firm on management’s assessment of the effectiveness of internal control over financial reporting (collectively, the “Attestations”) as required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company did not comply with the Nasdaq rules for continued listing.  The Company has requested a hearing on the matter before a Nasdaq Listing Qualifications Panel.   In the hearing, the Company intends to request an extension of its listing privileges for a period of time sufficient to allow the Company to complete the implementation of the framework and the testing necessary to comply with Section 404 of Sarbanes-Oxley or an exception to the requirement to file the Attestations to the extent applicable to the 2004 Form 10-K.  Pending the hearing, the Company’s common stock will continue to trade on Nasdaq, but its trading symbol will change from INTN to INTNE as of the opening of business on May 10, 2005.  If the Company’s request for an extension or exception is not granted, the Company’s common stock no longer will be eligible to be listed for trading on Nasdaq.  If this occurs, the Company expects that it would evaluate alternative trading markets, such as the OTC Bulletin Board or the pink sheets, on which to request inclusion of its common stock.  The failure of the Company’s common stock to be listed on Nasdaq, or an alternative trading market acceptable to investors, could adversely affect the market price of the Company’s common stock and its ability to obtain financing.  While the Company is hopeful that the Nasdaq Panel will grant the Company’s request for an extension or an exception, there can be no assurance that such request will be granted.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Risk Factors—Political, Economic and Regulatory Risks—We are subject to risks of currency fluctuations and exchange restrictions” in our Annual Report on Form 10-K for the year ended December 31, 2004.  Although our results of operations and financial condition are subject to risks of currency fluctuations, we have not to date entered into any hedging transactions or market sensitive instruments to attempt to reduce our exposure to foreign currency exchange risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: May 10, 2005
	By:	/s/ J. David Darnell
J. David Darnell Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).