Form 10-Q
period 2005-06-30
INTAC INTERNATIONAL INC
filed 2005-08-09
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of the registrant’s common stock outstanding as of August 9, 2005 was 22,121,455.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. Dollars)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,206,636	$5,532,928
Trade accounts receivable (net of allowance for doubtful accounts of $0 in 2005 and 2004)	19,483,419	15,645,548
Supplier rebate receivable	1,693,720	1,904,357
Other receivables	584,615	—
Inventories	443,503	317,390
Foreign sales tax receivable	300,977	—
Short term note receivable	—	365,370
Deposits paid	46,051	150,270

Total current assets	25,758,921	23,915,863

Property and equipment, net	1,605,444	1,667,709
Other assets	470,240	968,387
Advances to officers of subsidiaries and employees	65,949	32,932
Internet portal database gateway, net	320,320	350,769
Acquired software, net	1,598,414	1,976,322
Goodwill	12,858,790	12,777,790

Total assets	$42,678,078	$41,689,772

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,439,759	$1,316,597
Accrued expenses	786,188	452,484
Income taxes payable	884,456	974,699
Other liabilities	280,231	627,243
Deferred revenue	95,406	302,457
Due to officer of subsidiary	12,179	315,448
Due to shareholder	116,661	115,664

Total current liabilities	5,614,880	4,104,592
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,121,455 shares issued and outstanding for both periods	22,121	22,121
Additional paid-in capital	33,380,056	33,263,389
Retained earnings	3,640,740	4,252,992
Accumulated other comprehensive income	20,281	46,678

Total stockholders’ equity	37,063,198	37,585,180

Total liabilities and stockholders’ equity	$42,678,078	$41,689,772

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues
Distribution business	$19,812,031	$22,770,899	$32,786,020	$31,206,069
Career development services	1,416,238	—	3,101,382	—

Total revenues	21,228,269	22,770,899	35,887,402	31,206,069

Cost of revenue
Distribution business	19,020,534	20,441,721	31,078,893	28,517,488
Career development services	473,427	—	808,907	—

Total cost of revenue	19,493,961	20,441,721	31,887,800	28,517,488

Total gross profit	1,734,308	2,329,178	3,999,602	2,688,581

Operating expenses (income)
Product development	932,751	339,229	1,804,877	548,653
Distribution expenses	171,320	272,800	305,228	403,212
Selling, general and administrative expenses	1,503,414	910,458	2,992,113	1,572,121
Gain on sale of assets	(383,933)	—	(383,933)	—

Total operating expenses, net	2,223,552	1,522,487	4,718,285	2,523,986

Income (loss) from operations	(489,244)	806,691	(718,683)	164,595)

Other income (expenses)
Foreign currency exchange gain (loss)	231	(28,858)	588	902
Interest income (expense), net	3,080	16,870	7,713	(8,679)
Minority interest in loss of consolidated joint venture	—	204,644	—	318,303
Other income, net	7,885	2,960	7,886	8,315

Total other income, net	11,196	195,616	16,187	318,841

Income (loss) before income taxes	(478,048)	1,002,307	(702,496)	483,436)

Income taxes	40,924	(128,945)	90,243	(128,945)

Net income (loss)	$(437,124)	$873,362	$(612,253)	$354,491

Net income (loss) per share – basic	$(0.02)	$0.04	$(0.03)	$0.02

Net income (loss) per share – diluted	$(0.02)	$0.04	$(0.03)	$0.02

Weighted average shares outstanding - basic	22,141,455	20,456,122	22,141,455	20,322,788

Weighted average shares outstanding - diluted	22,141,455	20,898,939	22,141,455	20,767,863

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$(612,253)	$354,491
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	200,905	102,046
Amortization of internet portal database gateway and acquired software	408,357	20,299
Minority interest in loss of consolidated joint venture	—	(318,303)
Compensation in connection with restricted stock award	116,667	116,664
Other comprehensive income	(26,396)	(72,207)
Gain (loss) on sale of property and equipment	(383,933)	15,695
Changes in operating assets and liabilities, net of effect of acquisition in 2004:
Trade accounts receivable	(3,253,256)	(590,511)
Supplier rebate receivable	210,637	—
Other receivables	(584,615)	—
Inventories	(126,113)	(434,689)
Foreign sales tax receivable	(300,977)	(84,456)
Deposits paid	104,219	132,876
Advances to officers of subsidiaries and employees	—	312,804
Trade accounts payable and accrued expenses	2,456,866	(1,253,071)
Income taxes payable	(90,243)	100,283
Other liabilities	(650,281)	—
Deferred revenue	(207,051)	—
Deposits received	—	(207,286)
Net cash used in operating activities	(2,737,467)	(1,805,365)

Cash flow from investing activities:
Restricted cash deposit	—	2,800,000
Purchase of property and equipment	(339,322)	(223,946)
Sale (purchase) of other assets	498,147	(3,647)
Collection of short term note receivable	365,370	—
Acquisition costs	(81,000)	—
Advances to officers of subsidiaries and employees	(33,017)	—
Net cash provided by investing activities	410,178	2,572,407

Cash flow from financing activities:
Proceeds from issuance of common stock, net	—	11,969,843
Incremental purchase of Intac Purun shares	—	(1,500,000)
Repayments to bank	—	(2,728,202)
Borrowings from shareholder, net	997	41,293
Net cash provided by financing activities	997	7,782,934

Net increase (decrease) in cash and cash equivalents	(2,326,292)	8,549,976

Cash and cash equivalents at beginning of period	5,532,928	2,810,574

Cash and cash equivalents at end of period	$3,206,636	$11,360,550

Supplemental disclosure of cash flow information:

Cash paid for interest	$312	$37,481

Non-cash Investing and financing activity:

Sale of property and equipment for receivable	$584,615	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
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

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004, are unaudited (except for the December 31, 2004 balance sheet, which was derived from the Company’s audited consolidated financial statements).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, New Tech Handels GmbH (through August 31, 2004), INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., formerly “Intac Auto Mobile Trading Company Limited,” Intac Meidi Advertising, Intac Technology, Huana Xinlong and its 60% owned subsidiary Intac Purun.  All intercompany balances and transactions have been eliminated in consolidation.

(c) Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(d) Liquidity

As of June 30, 2005 and December 31, 2004, INTAC maintained cash of $3,206,636 and $5,532,928, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2005, and December 31, 2004, INTAC maintained working capital of $20,144,041 and $19,811,271, respectively.  Working capital is expected to continue to improve as the results of operations improve for the remainder of the year.  The operating performance of the Company has historically improved in the third and fourth quarters.  The Company raised equity financing of $12.0 million in May 2004.  Proceeds from the private placement are being used to expand the Company’s career development services business, for strategic acquisitions or business alliances as well as for working capital.

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

(e) Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. Computation of diluted income per share for three and six months ended June 30, 2004, includes dilutive stock options granted under the terms of the Company’s 2001 Long Term Incentive Plan and a restricted stock award.  Stock options and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share for the three and six months ended June 30, 2005, because their effects are anti-dilutive.

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

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 and 2004, would have decreased or increased as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(437,124)	$873,362	$(612,253)	$354,491
Add: Total stock-based employee compensation expense included in reported net income (loss)	58,332	58,332	116,667	116,664
Deduct: Total stock-based employee compensation expense determined under fair value based method	(235,446)	(174,516)	(470,894)	(278,619)
Pro forma net income (loss)	$(614,238)	$757,178	$(966,480)	$192,536

Net income (loss) per share:
Basic and diluted —
As reported	$(0.02)	$0.04	$(0.03)	$0.02

Proforma	$(0.03)	$0.04	$(0.04)	$0.01

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.  The adoption of this statement will have the effect of reducing net income and income per share or increasing net loss and loss per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

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

2. INVENTORIES

As of June 30, 2005, inventories totaled $443,503, consisting of $431,133 for the distribution business segment (wireless handsets) and $12,370 for the career development services segment.  As of December 31, 2004, inventories totaled $317,390, consisting of $306,749 for the distribution business segment (wireless handsets $1,067 and vehicles $305,682) and $10,041 for the career development services segment.

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

The results of Intac Purun operations have been included in the consolidated financial statements since the inception of Intac Purun. Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at June 30, 2005) to reduce the minority interest in Intac Purun to zero.  The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity in Intac Purun by the Company have been restored.

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

The following unaudited proforma combined results of operations of the Company for the three and six months ended June 30, 2004 assume that the Huana Xinlong acquisition was completed on February 26, 2004 (date of Huana Xinlong inception). These proforma amounts represent historical operating results of this acquisition combined with those of the Company with appropriate adjustments to give effect to depreciation and amortization expense. These proforma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the period presented, or which may result in the future, because these amounts do not reflect the synergistic effect on operating, selling and general administrative expenses nor do the amounts reflect higher costs associated with the unanticipated integration or other organization activities the Company may be forced to undertake as a result of the acquisition.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Revenues	$23,049,355	$31,484,525
Net loss	$724,379	$123,088
Net loss per share – basic	$0.04	$0.01
Net loss per share – diluted	$0.03	$0.01

5. OTHER ASSETS

As of June 30, 2005, and December 31, 2004, other assets consisted of the following:

	June 30, 2005	December 31, 2004

Deposits and memberships	$222,042	$452,722
Deposit for software development costs	—	218,926
Prepaid administrative and professional costs	141,672	87,112
Other	106,526	209,627
	$470,240	$968,387

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

For the three and six months ended June 30, 2005, an income tax benefit of $40,924 and $90,243, respectively, was recorded representing the carryback of current income tax losses in certain entities offset partially by the provision for income taxes in other entities.  For the three and six months ended June 30, 2004, income tax expense totaled $128,945 and related to taxable income.  At June 30, 2005 and December 31, 2004, a deferred tax asset related to the net operating losses has not been recorded as the ability of the Company to generate taxable income to utilize these losses is uncertain.

7. ADVANCES FROM SHAREHOLDER

As of June 30, 2005, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $116,661 to the Company.   There has been no material change in this balance during the six months ended June 30, 2005.

8. STOCKHOLDERS’ EQUITY

(a) Stock Options

In February 2005, the Company cancelled a stock option grant to purchase 50,000 shares of the Company’s common stock previously awarded in 2004 to a director who resigned from the Board in 2004.

(b) Earnings per share

The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

For the three and six months ended June 30, 2005, shares attributable to outstanding stock options and the restricted stock award were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income (loss)	$(437,124)	$873,362	$(612,253)	$354,491

Weighted average shares outstanding	22,121,455	20,456,122	22,121,455	20,322,788

Basic earnings (loss) per share	$(0.02)	$0.04	$(0.03)	$0.02

Diluted earnings per share:
Net income (loss)	$(437,124)	$873,362	$(612,253)	$354,491

Weighted average shares outstanding	22,121,455	20,456,122	22,121,455	20,322,788

Dilutive Stock options and restricted stock award	—	442,817	—	445,075

Total common shares and dilutive securities	22,121,455	20,898,939	22,121,455	20,767,863

Diluted earnings (loss) per share	$(0.02)	$0.04	$(0.03)	$0.02

9. SIGNIFICANT ADJUSTMENT

In June 2005, the Company was awarded a volume incentive rebate related to the second quarter of 2005 from a major supplier in the amount of $1,693,720.  The volume discount was recorded as a decrease to cost of revenue in the second quarter of 2005.   The rebate will be received in the form of reductions to invoices for future purchases made prior to December 31, 2005.

10. SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business.  Information regarding operating segments as of and for the three and six months ended June 30, 2005 and 2004, is presented in the following tables:

	Revenues	Segment Profit (loss)
Three months ended June 30, 2005
Distribution business segment	$19,812,031	$(281,882)
Career development services segment	1,416,238	(93,102)
Total	$21,228,269	$(374,984)

Three months ended June 30, 2004
Distribution business segment	$22,751,340	$1,352,772
Career development services segment	19,559	(505,580)
Total	$22,770,899	$847,092

	Revenues	Segment Profit (loss)
Six months ended June 30, 2005
Distribution business segment	$32,786,020	$(329,133)
Career development services segment	3,101,382	(188,645)
Total	$35,887,402	$(517,778)

Six months ended June 30, 2004
Distribution business segment	$31,186,510	$972.541
Career development services segment	19,559	(705,900)
Total	$31,206,069	$266,641

A reconciliation from the segment information to the net income (loss) for the three and six months ended June 30, 2005 and 2004, is as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004

Segment income (loss)	$(374,984)	$847,092
Depreciation	(114,260)	(40,401)
	(489,244)	806,691
Other income (expense), net	8,116	(25,898)
Minority interest	—	204,644
Interest income (expense), net	3,080	16,870
Income taxes	40,924	(128,945)
Net income (loss)	$(437,124)	$873,362

	Six months ended June 30, 2005	Six months ended June 30, 2004

Segment income (loss)	$(517,778)	$266,641
Depreciation	(200,905)	(102,046)
	(718,683)	164,595
Other income (expense), net	8,474	9,217
Minority interest	—	318,303
Interest income (expense), net	7,713	(8,679)
Income taxes	90,243	(128,945)
Net income (loss)	$(612,253)	$354,491

Total assets for the operating segments at June 30, 2005, and December 31, 2004, are as follows:

	2005	2004

Distribution business segment	$19,927,224	$19,432,313
Career development services segment	22,750,854	22,257,459
Total	$42,678,078	$41,689,772

Total assets based on their geographic location at June 30, 2005, and December 31, 2004, are as follows:

	2005	2004

Europe	$2,760,184	$417,445
Asia	39,702,232	41,187,605
United States	215,662	84,722
Total	$42,678,078	$41,689,772

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and business plans, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The factors listed under the heading “Cautionary Statement Regarding Forward-Looking Statements” in the forepart and in the section entitled “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in these factors and elsewhere in this report could have an adverse effect on our business, results of operations or financial condition.

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

As part of our business plan, we intend to bundle our Family-School Link Communication System, or FSLCS, which is a real-time communication solution combining Internet and wireless technologies that strives to fulfill the instant and interactive communication needs of teachers and parents, with Huana Xinlong’s current software and system products to take advantage of Huana Xinlong’s distribution channel of 5,000 schools.  Through FSLCS, parents can receive frequent updates on their children via Short Message Services, or SMS, and Interactive Voice Recognition, or IVR, services on their mobile handsets or over Intac Purun’s Internet portal joyba (www.joyba.com).  Teachers also can exchange questions, comments and feedback with parents instantaneously over the same advanced telecommunication infrastructure.  We have increased Huana Xinlong’s distribution network from 5,000 to 5,500 schools and plan to further expand and strengthen Huana Xinlong’s nationwide market coverage during this distribution campaign.  Leveraging on Huana Xinlong’s extensive distribution channel and market coverage, we believe that FSLCS has the potential for a faster market than could have been achieved organically.

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

•                  Purchase price allocations; and

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

For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements.  In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Subscription revenue which will be earned primarily through our Internet portal business, is recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company recognizes the net amount received from the mobile operator as revenue.  To date the Company has generated minimal revenue from subscription services.

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

Concentration of Credit Risk and Accounts Receivable: In some cases, we will give credit terms to distribution business customers for the balance outstanding if they have an established and good payment history with us.  In the case of sales of our education administration software to Chinese schools, payment is received when the PRC government funds the purchases made by these schools.  We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment my have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $12,858,790 and $12,777,790 as of June 30, 2005 and December 31, 2004, respectively. No impairment charge has been made.

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

Purchase Price Allocations:  We account for our acquisitions using the purchase method of accounting.  This method requires that the acquisition cost be allocated to the assets and liabilities we acquired based on their fair values.  We make estimates and judgments in determining the fair value of the acquired assets and liabilities.  We base our determination on independent appraisal reports as well as our internal judgments based on the existing facts and circumstances.  If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Distribution business	$19,812,031	$22,770,899	$32,786,020	$31,206,069
Career development services	1,416,238	—	3,101,382	—
Total revenues	21,228,269	22,770,899	35,887,402	31,206,069
Cost of revenue
Distribution business	19,020,534	20,441,721	31,078,893	28,517,488
Career development services	473,427	—	808,907	—
Total cost of revenue	19,493,961	20,441,721	31,887,800	28,517,488
Total gross profit	1,734,308	2,329,178	3,999,602	2,688,581
Operating expenses (income)
Product development	932,751	339,229	1,804,877	548,653
Distribution expenses	171,320	272,800	305,228	403,212
Selling, general and administrative expenses	1,503,414	910,458	2,992,113	1,572,121
Gain on sale of assets	(383,933)	—	(383,933)	—
Total operating expenses, net	2,223,552	1,522,487	4,718,285	2,523,986
Income (loss) from operations	(489,244)	806,691	(718,683)	164,595
Total other income, net	11,196	195,616	16,187	318,841
Income (loss) before income taxes	(478,048)	1,002,307	(702,496)	483,436
Income taxes	40,924	(128,945)	90,243	(128,945)
Net income (loss)	$(437,124)	$873,362	$(612,253)	$354,491

Results of Operations for the Three and Six Months Ended June 30, 2005, Compared to the Three and Six Months Ended June 30, 2004

Career Development Services Revenue:  Revenue was $1.4 million and $3.1 million for the three and six months ended June 30, 2005, as compared to none for the same period in 2004. The revenue during 2005 results from the change in focus of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of revenues from sales of our education administration software.  As of June 30, 2005, $95,406 of revenue related to the career development services has been deferred and will be recognized over a period ranging from one to two years.  We expect career development services revenue to grow substantially during the remainder of 2005 over the first half of 2005.

Distribution Business Revenue:  Revenue decreased by $2.9 million, or 13%, to $19.8 million for the three months ended June 30, 2005, from $22.7 million for the same period in 2004. Revenue increased by $1.6 million or 5%, to $32.8 million for the six months ended June 30, 2005 from $31.2 for the same period in 2004. The decrease in revenue for the quarter is due to our change in focus from the distribution business to career development services and from increased competition in the wireless handset distribution industry in China.  The increase in sales during the six month period is due to higher sales in the first quarter resulting from an increase in average sales price and increased sales volume.  Distribution revenues for the two year-to-date periods consisted of the distribution of wireless handsets ($32.6 million in 2005 and $31.0 million in 2004) and the distribution of automobiles ($219,231 in 2005 and $180,000 in 2004).  We expect distribution business revenue to remain somewhat static or grow marginally for the remainder of 2005.

Career Development Services Gross Profit: Gross profit was $942,811 and $2.3 million for the three and six month periods ended June 30, 2005. This generated a gross margin of 66.6% and 73.9% for the three and six month periods ended June 30, 2005, as compared to none for the same period in 2004.  This new gross margin is due to the change in focus of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of gross profit from sales of our education administration software.  We expect margins to remain high due to the nature of this service business.  Unlike the distribution business which has product costs in cost of revenue, our career development services’ cost of revenues do not have these product costs and therefore produces higher margins.

Distribution Business Gross Profit: Gross profit decreased by $1.5 million to $791,497 for the three months ended June 30, 2005, from $2.3 million for the same period in 2004 and the gross margin decreased by 6.2% to 4% for the three months ended June 30, 2005, from 10.2% for the same period in 2004. Gross profit decreased by $981,454 to $1.7 million for the six months ended June 30, 2005, from $2.7 million for the same period in 2004 and gross margin decreased by 3.4% to 5.2% for the six months ended June 30, 2005, from 8.6% for the same period in 2004. Both decreases are mainly due to lower sales volume resulting from increased competition in the wireless handsets distribution industry in China, partially offset by a volume incentive rebate from a major supplier in the amount of $1,693,720 received in the second quarter of 2005.

Operating Expenses (Income):  Product development expense was $932,751 and $1.8 million the three and six months ended June 30, 2005, as compared to $339,229 and $548,653 respectively, for the same periods in 2004.   Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  These costs continue to increase due to the change in focus of the Company’s business plan from the traditional distribution business to its career development services.  The increase in product development costs for both periods was primarily due to higher salaries and other employee costs as the career development segment expands.  We expect to continue to incur significant product development costs in future years.

Distribution expenses decreased by $101,480 or 37.2%, to $171,320 for the three months ended June 30, 2005, from $272,800 for the same period in 2004, and decreased as a percentage of distribution revenue to 0.9% in 2005 from 1.2% in 2004.  Distribution expense decreased by $97,984 or 24.3%, to $305,228 for the six months ended June 30, 2005, from $403,212 for the same period in 2004, and decreased as a percentage of distribution revenue to 0.9% in 2005 from 1.3% in 2004. Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset products, such as salaries and facility costs. These costs decreased due to overall price decreases from common carriers because of a more competitive climate.

Selling, general and administrative expenses increased by $592,956 or 65.1%, to $1.5 million for the three months ended June 30, 2005, from $910,458 for the same period in 2004, and increased as a percentage of revenue to 7.1% in 2005 from 4.0% in 2004.  For the six months ended June 30, 2005, selling, general and administrative expenses increased by $1.4 million or 90.3%, to $3 million from $1.6 million in 2004, and increased as a percentage of revenue to 8.3% during the first six months of 2005 compared to 5.0% during the same period in 2004.  This overall increase in total expense has been primarily due to the acquisition of Huana Xinlong, the increased business activity related to our career development services and increased costs associated with being a public company, including Sarbanes-Oxley compliance. Specifically, for the six months ended June 30, 2005, the significant components of the overall cost increase are $790,000 that relates to increased professional, legal and audit costs, $400,000 that relates to increased salary and staff costs, and $110,000 that relates to increased promotion and business development costs.  The increases in professional fees related to Sarbanes-Oxley compliance and maintaining the Company’s listing on the Nasdaq small cap market.  These costs are expected to increase as the Company continues its Sarbanes-Oxley compliance work.

Gain on sale of assets relates to a gain recognized on the sale of software which was developed for Intac Purun’s internal use but subsequently sold to a third party.

Loss from operations:  Loss from operations was $489,244 for the three months ended June 30, 2005, as compared to income from operations of $806,691 for the same period in 2004.  Loss from operations was $718,683 for the six months ended June 30, 2005, as compared to income of $164,595 for the six months ended June 30, 2004. The decline in income from operations is primarily due to lower distribution gross margins due to increased competition and higher selling, general and administrative and product development costs discussed above, partially offset by the gain on sale of assets.

Other income:  Other income was $11,196 for the three months ended June 30, 2005, compared to $195,616 for the same period in the prior year.  Other income was $16,187 for the six months ended June 30, 2005, compared to $318,841 for the same period in 2004.  In 2004, the minority interest in loss of consolidated joint venture related to Intac Purun and represented the portion of Purun’s loss attributable to the other joint venture partners.

Net income (loss):  Net loss for the three months ended June 30, 2005 was $437,124, as compared to a net income of $873,362 for the three months ended June 30, 2004.  Net loss for the six months ended June 30, 2005 was $612,253, as compared to net income of $354,491 for the same period in 2004. The decline was primarily due to lower distribution gross margins and higher selling, general and administrative and product development costs discussed above, partially offset by the gain on sale of assets.

Liquidity and Capital Resources

Unrestricted cash at June 30, 2005 was $3,206,636 and $5,532,928 at December 31, 2004.

Working capital (measured by current assets less current liabilities) at June 30, 2005, was $20,144,041, and at December 31, 2004, was $19,811,271.  Working capital is expected to continue to improve as the results of operations improve for the remainder of the year.  The operating performance of the Company has historically improved in the third and fourth quarters.

For the six months ended June 30, 2005, cash used in operating activities totaled $2.7 million. The use of funds was primarily due to the net loss as described above and an increase in trade and other accounts receivable, inventory, foreign sales tax receivable and a decrease in income taxes payable, other liabilities and deferred revenue, partially offset by an increase in trade accounts payable and accrued expenses.  For the six months ended June 30, 2004, cash used in operating activities totaled $1.8 million. The use of funds was primarily due to non-cash items, an increase in trade and other accounts receivable and inventories and a decrease in trade accounts payable and accrued expenses and deposits received, partially offset by the net income as described above, a decrease in deposits paid, advances to officers of subsidiaries and employees and an increase in income taxes payable.

For the six months ended June 30, 2005, cash provided by investing activities amounted to $410,178 due to the sale of other assets and collection of a short term note receivable, partially offset by the purchase of property and equipment.  For the six months ended June 30, 2004, cash provided by investing activities amounted to $2.6 million due primarily to the deposit of $2.8 million in restricted cash.

For the six months ended June 30, 2005, cash provided by financing activities amounted to $997 due to a small increase in borrowings from a shareholder.  For the six months ended June 30, 2004, cash provided by financing activities amounted to $7.8 million due primarily to the issuance of common stock.

Our wireless handset and automobile revenues are primarily generated from a quick turn of product.  We generally do not maintain any inventory of wireless handsets; however, due to the timing of the products being received and then being shipped to customers, we may hold the products for a minimal time period, commonly a few days.  Our business model generally requires a deposit by the customer; however, in some cases, we will give credit terms to proven customers for the balance outstanding if they have an established and good payment history with us.  Similarly for a significant portion of our purchases, we are generally required to pay deposits to our suppliers for down payments for wireless handsets.  At June 30, 2005, the outstanding trade accounts receivable balance was $19.5 million, representing a large number of distribution sales primarily made to a major customer during the quarter (approximately $13.2 million outstanding at June 30, 2005) and a number of software licensing agreements with Chinese schools made during the prior seven months which payment will be received when the PRC government funds the purchases made by these schools (approximately $5.4 million outstanding at June 30, 2005).  Payments for the $5.4 million outstanding balance are expected to be received prior to December 31, 2005.  We have not experienced any collectibility issues in regards to this balance.

Trade accounts receivable increased by $3.9 million to $19.5 million at June 30, 2005 compared to $15.6 million at December 31, 2004.  The balance relates primarily to a large number of sales in our distribution business, primarily to a major customer, and sales made by the career development services companies.

Other receivables amounted to $584,615 at June 30, 2005 and were comprised of the receivables due upon the sale of other assets.

Inventories increased by $126,113 to $443,503 at June 30, 2005 compared to $317,390 at December 31, 2004.  The balance relates primarily to wireless handsets which will be subsequently sold in the third quarter.  This and the increase in trade and other accounts receivable were partially funded by an increase in the accounts payable balance of $2.1 million to $3.4 million at June 30, 2005 compared to $1.3 million at December 31, 2004.

Deferred revenue decreased by $207,051 to $95,406 at June 30, 2005 compared to $302,457 at December 31, 2004 and relates to career development services contracts.

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

Off-Balance Sheet Arrangements

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Potential Nasdaq Listing Resolved

On May 6, 2005, the Company received a notice from The Nasdaq Stock Market stating that because the Company did not include in its 2004 Form 10-K a report of management as to the effectiveness of the Company’s internal control over financial reporting and the related report of the Company’s independent public accounting firm on management’s assessment of the effectiveness of internal control over financial reporting (collectively, the “Attestations”) as required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company did not comply with the Nasdaq rules for continued listing.  On July 11, 2005, Nasdaq, after consultation with the Staff of the Securities and Exchange Commission (“SEC”), announced that it had determined that during 2005, management’s failure to complete its assessment of internal controls over financial reporting or an auditor’s opinion that is disclaimed based  on a lack of time to complete internal control work will not result in delisting of a company, provided such company is taking all steps required by the Staff of the SEC to address these issues.

To remedy the filing delinquency of the Company’s 2004 Form 10-K, the Company has committed to Nasdaq and the SEC to change its fiscal year end to September 30, from December 31, and to complete the work required to provide the Attestations by September 30, 2005 such that the Attestations will be included in the Form 10-K to be filed for the period ending on that date.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Corporation’s Annual Stockholders’ Meeting on June 8, 2005, stockholders elected each of the director nominees and ratified the selection of our independent auditors.

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non - Votes
1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.

W. Zhou	15,650,800	—	3,522	—
D. Darnell	15,644,986	5,814	3,522	—
T. Botts	15,650,800	—	3,522	—
K. Jones	15,644,986	5,814	3,522	—
H. Stein	15,650,800	—	3,522	—
L. Weil	15,650,800	—	3,522	—

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non -Votes
2. To ratify selection of KBA Group, LLP as our independent auditors.	15,654,322	—	—	—

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: August 9, 2005
	By:	/s/ J. David Darnell
J. David Darnell
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).