Form 10-K
period 2005-09-30
INTAC INTERNATIONAL INC
filed 2005-12-19
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended

OR

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2005 to September 30, 2005

Commission File Number: 000-32621

INTAC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0336945
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Unit 6-7, 32/F., Laws Commercial Plaza
788 Cheung Sha Wan Road
Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 011 (852) 2385-8789

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was $132,728,730, based on the closing price of the registrant’s common stock on The Nasdaq SmallCap Market of $6.00 per share.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 13, 2005 was 22,101,181.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2006 annual meeting to be filed with the Commission.

PART I

ITEM 1 - BUSINESS

ITEM 2 - PROPERTIES

ITEM 3 - LEGAL PROCEEDINGS

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6 – SELECTED FINANCIAL DATA

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A – CONTROLS AND PROCEDURES

ITEM 9B – OTHER INFORMATION

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

INDEX TO EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

“Forward-looking statements” have been included throughout this Annual Report on Form 10-K.  These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in any cautionary language in this report could have an adverse effect on our business, results of operations or financial condition. You also should be aware that the forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

•                  our ability to effectively execute our business plan;

•                  the early-stage status of our career development and training business segment and its evolving, unproven and unpredictable business model;

•                  our ability to collect our accounts receivable;

•                  our ability to continue to raise additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our business plan;

•                  statements made concerning the revenues or operating performance expected beyond the nine months ended September 30, 2005;

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

•                  the impact of health risks on the economic environment;

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

•                  our ability to successfully remediate our internal control weaknesses; and

•                  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services.

You should also be aware that those “forward-looking” statements in regards to our career development and training services business are subject to a number of further risks, assumptions and uncertainties, such as:

•                  our ability to capitalize on our career development services joint venture, Beijing Intac Purun Educational Development Ltd.;

•                  our ability to timely complete courseware and facilities for the INTAC Mobile Telecommunications Institute;

•                  our ability to attract trainees for our INTAC Mobile Telecommunications Institute;

•                  our lack of prior experience with the career development and training services and Internet portal business, and our ability to develop and execute an effective business plan;

•                  our ability to develop the fee-based services of the career development and training services and Internet portal business including assembling an experienced management team;

•                  our ability to maintain the use for commercial purposes of the database of student information compiled by the Ministry of Education in the PRC as well as our other databases;

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

•                  concerns about security of e-commerce transactions and confidentiality of information on the Internet that may increase our costs, reduce the use of our Internet portal and impede our growth;

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

•                  regulation and censorship of information distribution in China which may adversely affect our business; and

•                  a significant delay by the PRC government in issuing 3G telecommunications licenses to telecommunications service providers, which may materially and adversely affect the implementation of our business strategy in the mobile telecommunications training area.

You should also be aware that those “forward-looking” statements in regards to our distribution/telecommunications business are subject to a number of further risks, assumptions and uncertainties, such as:

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

•                  the highly competitive and constantly changing nature of the international wireless distribution industry; and

•                  our ability to compete in the prepaid calling card market, in which we have not previously participated.

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

PART I

ITEM 1 - BUSINESS

OVERVIEW

INTAC International, Inc., is a United States holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  Throughout this Report, references to “INTAC,” “Company,” “we,” “us,” and “our” refer to INTAC International, Inc., and its operating subsidiaries.  INTAC currently maintains offices in China (Hong Kong and Beijing ), Germany (Frankfurt) and the United States (Dallas, Texas).

We operate in two segments, our Career Development and Training Services Segment and our Distribution/Telecommunications Segment.  While our distribution segment historically has been our primary business segment and generated substantially all of our operating revenue, we shifted our focus in 2004 to the expansion and maturation of our career development services segment in China.  Initially, our efforts centered on recruiting and training services to be offered online through our internet portals phrbank.com and joyba.com.  These efforts did not achieve the results we anticipated in 2005, due in part to the strength of established competitors in the market and to the breadth of our efforts.  As a result, we determined to establish a foothold in the marketplace by focusing on a specific niche from which we can later expand.  To this end, recognizing the growing opportunities within both the education industry and the mobile telecommunications/internet industry in China, and in order to better utilize our strategic resources and enhance our strengths in both industries, we have further refined our business strategy, as we announced on November 23, 2005.  Under the refocused business strategy, we will continue to operate in two (2) business segments – the Career Development and Training Services Segment and the Distribution/Telecommunications Segment, each as further described below.

Career Development and Training Services Segment

On January 15, 2004, we announced that we were shifting the emphasis of our business from the traditional distribution of premium brand wireless handsets to various career development services.  On November 23, 2005, we announced the further refinement of this shift in focus.  Under the refined focus of this business segment, we will operate primarily in three business units:

•                  INTAC Mobile Telecommunications Institute,

•                  Education Management Software Business Unit, and

•                  Database Management Business Unit.

INTAC Mobile Telecommunications Institute (“IMTI”)

Through IMTI, we seek to become a leading provider of mobile telecommunications technology training in China.  IMTI will offer training to information technology professionals, with a primary focus in the area of third generation digital mobile systems, or “3G”, mobile telecommunications technology.  New courses will be developed in the future to reflect technological advancement.  This training will consist of IMTI’s Mobile Telecommunications Software Engineering training program, which will initially be offered through company-owned institutes and later offered through franchises, university courses and corporate training.  We expect to open the first institute in Beijing in our second fiscal quarter, early 2006.

Education Management Software Business Unit

INTAC, through its indirect wholly-owned subsidiary Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”), is a leading provider of education management software in China.  Huana Xinlong offers software for the administration of elementary and middle schools and colleges.  Huana Xinglong’s software has been designated by the Education Management Information Center (“EMIC”) as the standard of the China School Administration System (for primary and middle schools).  Additionally, Huana Xinlong enjoys an exclusive contractual relationship with the Ministry of Education of The People’s Republic of China (the “MOE”) for use of certain of its products.  Huana Xinglong’s products have been installed in over 10,000 elementary and middle schools and over 50% of colleges throughout China.

Database Management Business Unit

We have, and are continuing to develop, databases containing information on individuals which we will utilize to offer a one-stop marketing solution to a wide range of businesses with products and services tailored to the specific needs of the education market.  Beijing Intac Purun Educational Development Ltd. (“Intac Purun”), an indirect 60% owned subsidiary of INTAC, develops the databases utilizing information from several sources.  Intac Purun is exclusively authorized by the MOE to collect resumes and profiles for all graduating college and graduate school students in China and has recently begun collecting this information.  The EMIC has chosen Intac Purun as its exclusive partner in developing and maintaining the MyJob database, compiled through EMIC’s website www.myjob.edu.cn, which helps graduates of higher education institutions obtain employment.  Intac Purun has also been granted exclusive access to the database on university graduates maintained by the EMIC for use by Intac Purun in providing job training and placement services.  Initially, Intac Purun will collect list rental fees and direct marketing service fees utilizing these databases.  Ultimately, integrated database marketing solutions and consulting services will be offered.

Distribution/Telecommunications Segment

Our Distribution/Telecommunications Segment includes our wireless handset distribution business, which we operate through INTAC International Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of INTAC (“Holdings”) and its wholly-owned subsidiaries, Global Creative International Limited, a Hong Kong corporation (“Global Creative”), and INTAC Telecommunications Limited, a Hong Kong corporation (“INTAC Telecom”).  Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong.  These products are then sold primarily to local customers in Hong Kong or customers in China. Additionally, we are working with Primus Telecommunications Ltd, a global telecommunications services provider (Nasdaq: PRTL), to develop products which involve originating international voice and data traffic from within China throughout Southeast Asia for termination around the world.  The first product to be offered under this relationship will be a global prepaid calling card, an Internet Protocol (“IP”) calling card that provides access to over fifty countries.

We historically have derived substantially all of our revenue from our Distribution Segment.  Although we intend to emphasize our Career Development and Training Services Segment going forward, we anticipate that a significant portion of short-term revenues will continue to be generated by our wireless handset distribution business.

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

CORPORATE HISTORY

INTAC International, Inc., was incorporated under the name Commodore Minerals, Inc., under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation.  On September 28, 2001, Mr. Wei Zhou acquired a controlling interest in Commodore in a private transaction with one of the organizers of Commodore.  On October 13, 2001, Commodore entered into a reorganization agreement with Holdings and the shareholders of Holdings, including Mr. Zhou, pursuant to which transaction Holdings became a wholly owned subsidiary of Commodore, New Tech Handels GmbH, previously a subsidiary of Holdings, became an indirect subsidiary of Commodore and Commodore changed its name to INTAC International, Inc.  For more detailed information on the change of control of Commodore resulting in the establishment of our corporate structure, please see our Current Report on Form 8-K, filed with the SEC on October 15, 2001.

Mr. Zhou, our Chief Executive Officer, has significant experience in supply channel and distribution channel development in Asia.  He has successfully developed strategic alliances in the Asia-Pacific region and has the ability to manage multi-national business relationships and assemble highly efficient distribution networks that will serve INTAC well as it expands into the Chinese and Asia-Pacific marketplace.

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

In June 2004, we began phasing out our business of distributing luxury automobiles from Europe to purchasers in the Tianjin Port Free Trade Zone, which was operated through our wholly-owned subsidiary FUTAC Group Limited, a British Virgin Islands corporation, and our indirect subsidiary Intac (Tianjin) International Trading Co., a Chinese corporation.  The phase-out was substantially complete as of December 31, 2004, and did not have a material adverse impact on our results of operations, and the assets of this business were redeployed to our other businesses.

In September 2004, INTAC indirectly formed two new companies, Beijing Intac Media Advertising Company Limited, or Intac Advertising, and Beijing Intac Meidi Technology Development Company Limited, or Intac Technology, both of which are private Chinese corporations established to provide advertising services and value added services in support of Intac Purun.

In December 2004, Holdings acquired Huana Xinlong, a leading Chinese developer of management software for educational institution administration.  Huana Xinlong is located in Beijing, China.

OUR PRODUCTS AND SERVICES

The following is a brief description of the industries in which we operate, and the products and services we offer, or plan to offer, under the main categories of Career Development and Training Services and Distribution/Telecommunications.  We intend to continue to evaluate opportunities to add new products and services, to provide products and services that can be monetized, and to better integrate our products and services.  Many of our products and services are in the early stage of development, and there can be no assurance that we will successfully implement them on a profitable basis or at all.

CAREER DEVELOPMENT AND TRAINING SERVICES SEGMENT

General Industry Background

The Mobile Telecommunications Market in China

According to China’s Ministry of Information Industry, or the MII, China is the largest mobile telecommunications market in the world with approximately 383 million mobile phone users at the end of October 2005.  In addition, China has experienced a significant increase in the use of wireless value-added services, the most popular form of which is Short Messaging Services (“SMS”).  In 2000, China Mobile launched its Monternet wireless value-added services platform, and in 2001 China Unicom launched its UNI-Info wireless value-added services platform. These platforms enabled the development of an additional type of SMS, which allow users to access products and services provided by third parties.  China Mobile and China Unicom also began to allow these third-party providers to use their billing and collection systems to charge fees for products and services that are delivered through the Monternet and UNI-Info platforms.  This created an opportunity for Internet companies to deliver their Internet portal products and services to users in China through their mobile phones and to utilize these billing and collection systems to collect fees for these products and services.

According to the MII, the total number of short messages transmitted in China in 2002 was approximately 90 billion, rising to approximately 220 billion in 2003.  From January to August 2004, approximately 135 billion were transmitted with the total for 2004 estimated at approximately 550 billion.  Point-to-point SMS accounted for approximately 75% of the total number of SMS messages sent through China Mobile’s telecommunications network, while the remaining approximately 25% was accounted for by other SMS-based wireless data services.  In addition, we believe that with the continuous upgrading of mobile telecommunications networks in China, the wireless value-added services market will further expand by allowing users to transmit larger amounts of data at higher speeds and to access additional products and services through their mobile phones.

Career Development and Training in China

Education in China has been rapidly developing in order to keep pace with the ongoing economic development.  The Chinese government in its Tenth Five Year Plan stresses the importance of education, with its planned sector spending level at about U.S.$50 billion annually.  We believe China’s population is becoming more aware of the need for life-long learning in a complex world, and the demand for higher education is rising quickly. With urban income increasing rapidly, we anticipate an increase in higher education consumption in the next ten years and beyond.

According to China’s Ministry of Education there are approximately 2,236 higher education institutions with approximately 20 million students in China, of which approximately 3.4 million have entered the job market in 2005.  This number of students is expected to grow to 25 million by 2008.  According to published statistics, there are also more than 470,000 elementary and middle schools in China with a total of nearly 200 million students.

INTAC Mobile Telecommunications Institute

INTAC’s Approach

We have identified mobile telecommunications training for information technology professionals, specifically covering 3G technology, as a growing need in China.  China is the largest mobile telecommunications market of any country, having over 383 million mobile subscribers as of October 2005, according to iResearch report.  Mobile handset shipments in China have steadily increased and are expected to continue to do so according to the IDC 2005 Handsets Report.  Increasingly, these handsets are based on 3G technology, rather than 2G or 2.5G technology.

Third Generation systems or “3G” (also known as International Mobile Telecommunications 2000 or IMT-2000 systems) are digital mobile systems that provide high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks, and to other services that are specific to mobile users.  The key features of 3G systems are:

•                  high degree of commonality of design worldwide;

•                  compatibility of services with fixed networks;

•                  high quality;

•                  small handsets for worldwide use;

•                  worldwide roaming capability; and

•                  capability of multimedia applications including paging, voice telephony, digital data, audio and visual communications.

3G systems are expected to have the capability to support circuit and packet data at 144 kilobits per second or higher in high mobility (vehicular) traffic, 384 kilobits per second or higher for pedestrian traffic, and 2 megabits per second or higher for indoor traffic.

The increase in mobile telecommunications users and emergence of 3G technology has lead to an increase in demand for information technology professionals trained in this technology.  It is estimated that there is currently a general shortage of approximately 500,000 telecommunications industry professionals and existing professionals will need additional training to address new technologies, according to a report from CCW, a leading IT industry research company in China.  IMTI seeks to meet the needs of this industry through courses specifically focusing on mobile telecommunications software engineering utilizing 3G technology.

Courses

INTAC Mobile Telecommunications Institute will include three levels of courses (S1, S2 and S3) combining written information, lectures and laboratory experience.  IMTI’s courses will be developed based on our assessment and understanding of market needs in conjunction with industry and academic experts.  We have assembled a panel currently consisting of ten full-time course editors, all graduates of telecommunications universities in China, fifteen university professors from telecommunications universities in China and twenty industry professionals from major telecommunications companies.  After developing a course outline, the panel of experts review the outline and a detailed course is prepared and compiled.  A first draft of the courseware is then prepared and reviewed again by the panel of experts with refinements being made as necessary.  Finally, a trial of the courseware is completed before release.

We plan to complete courseware for the first course level by the end of 2005, with completion of courseware for the succeeding two courses to be completed in the first half of 2006.  The chart below summarizes the courses to be offered.

Level	S1	S2	S3

Course Name:	Mobile Telecommunications Software Engineer	Advanced Mobile Telecommunications Software Engineer	Expert Mobile Telecommunications Software Engineer

Course Hours: (approximately)	252 hours	336 hours	358 hours

Duration: (approximately)	3 – 4 months	3 – 4 months	3 – 4 months

Target Students:	• Mobile telecommunications (system applications software) development engineer	• Advanced embedded (handset) software development engineer	• Mobile telecommunications software structure expert/ consultant

	• Mobile telecommunications (system applications software) testing engineer	• Advanced embedded (handset) games development engineer	• Mobile telecommunications value-added services expert/ consultant

	• Embedded (handset) software development engineer	• Mobile telecommunications software development project manager	• Advanced mobile telecommunications system project consultant

	• Embedded (handset) software testing engineer	• Advanced mobile telecommunications software testing engineer

• Advanced mobile telecommunications software development engineer

Graduates of each course will receive a certificate evidencing their completion.  We have received authorization from the Ministry of Information and Technology and Software Development Consortium of the Chinese Government to offer the “Mobile

Telecommunications Software Applications Technology Certification” to all of our qualified graduates.  Additionally, we are seeking endorsement of other government agencies, industry manufacturers and service providers and industry associations.

Delivery of Courses

Courses will be offered through company owned institutes, franchises, licenses, universities and corporate training.  IMTI will also offer job placement services and career counseling for its graduates.  IMTI’s courses are targeted on IT professionals working in or seeking a job with the mobile telecom industry, especially in the fields of software development, testing and project management.  Therefore, we anticipate that students will come from the following sources:

•                  Working professionals seeking a career change or laid-off people looking for a new job – they will pay for themselves;

•                  Companies paying for their employees’ on-job training; and

•                  College students.

Courses will initially be offered at company operated institutes.  All IMTI teachers will be trained and certified by IMTI.  We plan on opening our initial institute in Beijing in our second fiscal quarter, early 2006.  Additional institutes for 2006 are planned in Shanghai and Guangzhou/Shenzhen.  We project the opening of an additional twelve company owned institutes by the end of 2007.

Under the law of the People’s Republic of China, franchises may not be offered until one year after there are two company owned locations.  Until we are able to offer franchises and continuing thereafter, we plan to license the courseware to interested parties.  Licenses will be offered on standard licensing agreement terms consisting of a one-time license fee of about U.S.$35,000 to U.S.$60,000 for the initial five years plus 20% of tuition.  We anticipate entering into in excess of twenty license agreements in 2006.  Ultimately, we expect franchising to be a major driver of revenues and profits due to its low variable costs and scalability.

IMTI intends to offer its courseware to universities as a replacement for or addition to existing course offerings.  Courses will be sold to universities via direct sales efforts and by outside sales agents, instructor training will be provided and the courses will be taught on-campus.  IMTI will also offer corporate training for employees of telecommunications firms which will be designed to meet such firms’ particular needs and conducted at locations specified by these firms.

Sales and Marketing

IMTI’s courses are targeted to professionals in software development, software testing and project management.  Our informal study of information technology professionals revealed a shortage of trained professionals and an interest by current professionals in additional training.  We anticipate that the highest demand for the courses will be in Beijing, followed by Shanghai and Guangzhou/Shenzhen.  We believe that our courses will train professionals to meet the current hiring needs of telecommunications firms and position graduates to obtain relatively higher paying telecommunications industry positions.

Our marketing strategy is focused on building brand awareness and prestige for IMTI’s courses.  We plan to launch promotion of IMTI in February 2006 with releases to the press, customer events, direct advertising and internet advertising.  We currently have one professional in charge of branding and three marketing professionals.

Competition

Several universities and companies provide software and telecommunications related training, however to our knowledge, no university offers training focused on 3G technology.  Courses offered by these universities range in duration from seven days to seven months and cost between U.S.$220 and U.S.$1,960.  Universities and companies offering software and telecommunications courses include the School of Software at Peking University, Beijing Hua Create Co., Ltd., the Training Center of the School of Software of the Northeastern University, the Training Center of Shenzhen Telecom, Beijing Jiaotong University-Baige Training Center, Wuhan CVTech Training Center, Shanghai Eutong Information Technology Co., Ltd. and the Fudan University Training Center of Embedded Technology.

Status of 3G Telecoms Licenses in China

The success of our business strategy to become a leading provider Third Generation or “3G” mobile telecommunications training for information technology professionals depends on the issuance by the PRC government of 3G telecommunications licenses to telecommunications services providers employing such IT professionals.  It is not clear yet when the PRC government will issue its first 3G telecommunications licenses, and when it finally does, how many will be issued and what technology standard(s) will be adopted.

Manufacturers, operators and researchers have made a variety of optimistic predictions regard the time of issuance.  International Data Corporation predicted that China would issue 3G licenses in mid-2006; while Gartner predicted that the first Chinese 3G licenses would be issued within the first half of 2006.  PRC government officials and managers of Chinese state-owned telecommunications providers, however, have remained very cautious about make any such prediction.

There are factors encouraging the PRC government to make its decision earlier, among which the strongest might be the ambition of the government to make 3G communications available before 2008 Beijing Olympics.  However, the government must consider many other factors as well.  China’s telecom industry is undergoing a restructuring.  In a recent research report entitled “China’s 3G Roadmap Coming into Focus,” Goldman Sachs suggested that the PRC government may refrain from issuing 3G licenses until after it has restructured the Chinese telecom industry.  The maturity and commercial deployment of 3G technologies is another concern of PRC government.  In addition, the government needs to select the technology standard, TD-SCDMA, WCDMA or CDMA 2000, decide which players would be awarded with the first 3G licenses and consider the tremendous investment for 3G networks.

Education Management Software Business Unit

INTAC’s Approach

According to CCW Research, education spending in China has increased substantially in recent years, going from U.S.$41.6 billion to U.S.$74.8 billion between 1999 and 2003.  Spending on education information technology has likewise increased from U.S.$1.7 billion to U.S.$2.8 billion between 1999 and 2003.  We believe that Huana Xinlong is uniquely positioned to capitalize on this growing market.  Our education management software, which targets elementary and middle schools and universities has gained significant acceptance, with installation in over 10,000 elementary and middle schools and over 50% of universities.  Our education management software has been designated as the standard of the China School Administration System (for primary and middle schools) by the EMIC.  In addition we enjoy a strong relationship with the MOE.  We plan to leverage our large installed base of software and our relationship with the EMIC and the MOE to become the leading provider of integrated education management information systems and services in China.

Products

Our products are divided into three major product lines consisting of the elementary/middle school segment, the college segment and the universal software segment.  We are currently focused on improving these products, strengthening our government and customer relationships, diversifying our product portfolio and forming strategic partnerships with industry leaders.  To date, we have received a certificate from International Business Machines Corporation (“IBM”) acknowledging Huana-Xinlong’s status as a “Qualified IBM Partnerworld Business Partner,” a relationship which we expect to include support from IBM of our technical development of education software in China, and we have entered into a cooperation framework agreement with Microsoft (China) Co., Ltd., an affiliate of Microsoft Corporation, with respect to our “Green Campus” Surveillance and Management System product as further described below.  As these products mature and are refined, we plan to move towards providing integrated management systems and solutions which are specifically designed for the education industry to automate, streamline and effectively manage every aspect of an education institution, including student/faculty management, course set-up, design and offering and the provision of various applications.

Elementary/ Middle School Products

Comprehensive Management System for Elementary and Middle Schools (CMSEMS):  CMSEMS is a school administration database that stores schedules, produces data reports to the education bureau, enables course set-up, student registration and classification, and manages student and teacher files.  The CMSEMS is in compliance with the standards established by the Ministry of Education, so information can be easily shared among various users across different schools.

Local MOE Office Management System (LMOMS):  LMOMS is a software package designed per MOE standards to help build basic databases, fulfill daily management needs and provide consulting information and generate reports for local MOEs.

College Products

Comprehensive Management System for Colleges (CMSC):  CMSC is a university daily administration and school management software package originally developed by the EMIC.  Huana Xinlong is the current owner of the CMCS.  Over 50% of China’s universities have adopted CMSC as their daily administration tool.

Universal Products

School Office Automatic Administration Management System (SOAAMS):  This software system, developed independently by Huana Xinlong, is in compliance with the EMIC standards and helps standardize education office procedures for the schools and the education bureau.  Standardization includes personal scheduling, document management, and a daily office work scheduler.

“Green Campus” Surveillance and Management System (GCSMS):  GCSMS is a platform designed to effectively monitor and control contents carried on metropolitan area networks and campus networks in order to provide a clean and safe internet environment for students.  This product is being co-developed with Microsoft Corporation under a strategic partnership agreement entered into in June 2005 and utilizes a Microsoft platform.

Sales and Marketing

Our sales efforts for our education management software unit are coordinated in Beijing along with marketing and planning.  We have eight local sales offices located in Chengdu, Guangzhou, Chongqing, Kumming, Nanjing, Xi’An, Xinjiang and Shanxi.  These local sales offices collect and report market data, develop and maintain relationships with local governments and customers and manage our sales network, which consists of over one hundred agents nationwide.

Additionally, we intend to further utilize our relationship with the MOE to secure further government contracts.  We are currently a participant in the MOE’s “Demonstrative Zone Construction Project for Elementary/Middle School MIS Infrastructure Standardization,” or “Demo Zone” project.  This project is aimed at building a standardized management information system at two to three Demo Zones for each province in China.  We have contracted with the MOE as the exclusive provider of software and implementation services for this project.  We have contracts with 23 Demo Zones, covering over 28,000 schools out of 650,000 schools nationwide.

In 2004, the MOE has initiated a new project called the “Western China Remote Education Project” to build and improve the education infrastructure in China’s underdeveloped and rural areas.  The government has committed U.S.$1.2 billion to this project for the years of 2004 through 2009.  We intend to seek additional government contracts under this project.

Competition

Our main competitors in the elementary/middle school market are Zhejiang University Networks and TCL Corporation.  Zhejiang University Networks has a close relationship with local MOEs and a complete product line.  TCL Corporation’s education software business primarily operates in the Guangdong province and also has a complete product line.

In the college market, our main competitors are Hangzhou Zhengfang and Shanghai Pengda.  Hangzhou Zhengfang is primarily focused on administrative management software.  Shanghai Pengda primarily focuses on technical colleges and professional schools and has a complete product line.

Database Management Business Unit

INTAC’s Approach

The database marketing industry is in its infancy in China.  Due to government regulations and technological roadblocks to the flow of information, large international companies have been reluctant to enter this market.  Chinese database marketing companies generally either rent or own lists which are compiled from databases of data regarding individuals for the ultimate purpose of marketing to such individuals.  List renters generally rent lists of data which have been compiled from government channels or other companies, rather than owning and developing their own lists.  Database marketing service providers generally rent lists or obtain lists from their clients for the purpose of offering direct marketing solutions.

Through Intac Purun, we intend to offer a one-stop database marketing solution based on a credible database of students and professionals.  Companies are seeking to acquire new customers in a cost-effective way. They are looking for lists of prospects and tailored marketing solutions to reach distinct customer segments. However, most domestic list rental service providers lack of credible data sources, high-quality data or database marketing services. Those database marketing solution providers usually are not list owners themselves. Clients usually have to pay higher charge for list rental as well as marketing services. A need exists in China’s marketplace for one-stop database marketing services using high quality lists from reliable sources.

We plan to meet this need by providing high quality lists and customized database marketing solutions at a reasonable price. The nature of this product as a joint venture with MOE guarantees the data quality and decreases data acquisition cost.  Student and professional databases are target markets for many companies in various industries and our professional team will provide effective database marketing solutions to meet clients’ business needs.

Database Products and Services

List rental will initially be the major focus of our database marketing services due to its ease of execution and relatively quicker return on investment.  We have established databases of information from several sources.  Intac Purun is exclusively authorized by the MOE to collect resumes and profiles for all graduating college and graduate school students in China and has recently begun collecting this information.  The EMIC has chosen Intac Purun as its exclusive partner in developing and maintaining the MyJob database, compiled through EMIC’s website www.myjob.edu.cn, which helps graduates of higher education institutions obtain employment.  Intac Purun has also been granted exclusive access to the database on university graduates maintained by the EMIC for use by Intac Purun in providing job training and placement services.

Our database information can be used to select the target audience who are most likely to respond to certain products or service offers. Through advanced data mining technologies, we can select people by their gender, age, major, school, location and other criteria. Furthermore, we can conduct more precise selections such as lifestyle, hobbies, potential profession and incomes. Our technology platform has the capacity to conduct electronic database marketing campaigns. Additionally, we have established relationships with mobile service providers who can help to conduct SMS based marketing campaign.

The list rental service we will provide does not include sale of the lists or rental to our clients.  Rather, we will offer a platform to enable our clients to reach potential customer groups through our direct marketing platform. Specifically, we will select a list comprised of the target audience from our database based on our client’s needs, and then use our own direct marketing channels to deliver the client’s message to the target audience. We will also provide clients with campaign measurement and necessary records. We will deliver our clients database marketing results, rather than the lists themselves.

Within the next year, we intend to expand the service to database marketing consulting. We will provide our clients with integrated database marketing solutions to convert prospects to sales. In addition to list rental, we will help the client to plan database marketing campaigns, set marketing objectives, define program timing, choose target groups, design offers, manage and fulfill campaigns, organize campaign production, manage creative, print and fulfillment suppliers, track the response, generate analysis and reports and conduct profiling and data mining.

Sales and Marketing

Our potential database products and services clients include insurance companies, banks (new accounts and credit cards), career services, apartment brokers, moving companies, travel agencies, mobile phone companies and computer manufacturers.

Intac’s database marketing team is staffed by three fully qualified marketing and database experts with considerable experience of operating in the China market.  Intac’s database marketing services will be marketed via three channels: 1) We intend to position ourselves as a potential list vendor to those advertising agencies which conduct direct marketing consulting services. The potential clients include OgilvyOne, Wundermann and some local agencies. 2) We plan to market our database service directly to the end users, i.e. the marketing department of those companies which need customer data. The potential clients include insurance companies, banks (checking/saving accounts and credit cards), career/recruiting services, real estate brokers, travel agencies, education service provider, telecom companies and mobile phone manufacturers. 3) We plan to place advertisements in industry magazines and China’s Direct Marketing Association (DMA) website.

Competition

We believe that our ability to provide high quality lists from company owned databases and customized one-stop database marketing solutions at a reasonable price give us a competitive advantage in the marketplace.  We have exclusive access to profiles for all graduating college and graduate school students through our relationship with the MOE.  Our competitors include ChinaLoop (Acxiom China), a firm with international reach, and local competitors such as Shendiao Database Marketing Company, zhaopin.com, Chinahr.com and 51job.com.

Other Products and Services

Family-School Link Communication System (FSLCS): FSLCS is designed to help elementary and middle school teachers and parents communicate more effectively.  With FSLCS, parents will have instant access to their children’s’ daily attendance records, exam scores and event announcements, as well as school news.  We believe that the FSLCS has large potential demand from Chinese parents looking to take a more active role in their children’s education process and keep in contact with their children via SMS messaging.

In addition, INTAC recently launched a new product, the Internet Co-Surfing (ICS) software and services, as a key functional add-on to FSLCS. As an internet parental control software, ICS provides parents with immediate notification via SMS when their child encounters a web site that has not been proven safe. The parent can choose to permit the surfing or block the web site utilizing a return SMS. ICS also provides the ability to set time limits on surfing and to trace surfing history. The software can also be used as an instant communication tool between children on their PCs and parents with their handsets.

The service, which is offered by Intac Purun in partnership with China Mobile Communications Corporation (“China Mobile”) and China United Communications Corporation (“China Unicom”), China’s leading mobile telecom operators, will mainly focus on the elementary and middle school markets in China where the communication is most needed.  We intend to bundle our FSLCS system with Huana Xinlong’s software for educational institutional administration.

phrbank.com:  In 2004, we launched www.phrbank.com, a website to integrate recruiting and professional training services in China for large companies with increasing demands for new employees.  This website is a platform for PHR Bank (professional human resource bank), an integrated program of placement, search, campus recruiting and professional training services for enterprises. The service is designed for international and Chinese companies that need to hire large numbers of new employees, and provides employment information to job seekers and employers.  We plan to utilize this website in conjunction with IMTI to assist its graduates in securing employment.

joyba.com:  Intac Purun’s website www.joyba.com is designed to attract students by providing information related to lifestyles and social activities of students and young professionals.  This website also contains limited information on employment opportunities, with a link to our www.phrbank.com website.  We plan to sell advertising on this website targeting college students and young professionals.

Other Value-added Mobile Telecommunication Services.  Currently, we offer a variety of telecom value added services, including Wireless Application Protocol surfing, Interactive Voice Responses and SMS, with China’s major telecommunications network operators – China Mobile, China Unicom and China Netcom.  All of the services are targeted at the education community.  The services offered include career development services, interactive games, ring tone/screen saver downloads, and FSLCS, as described below.  These services, together with the two websites described above, will all be integrated into the Database Management Business Unit.

Career Service Centers:  Intac Purun was selected by the EMIC to establish and be the exclusive operator, under the supervision of the EMIC, of the “Career Service Centers” for Chinese students.  These Career Service Centers support local education authorities in providing career services to local students.  They also introduce Intac Purun’s services and products to students and provide Chinese students with a full-range of career development services, which assist these students in finding jobs and managing their careers.

Campus Student Training:  Our campus student training business includes two levels of job-related training programs to help students prepare for interviews and acquire basic job skills. These include the: (1) Career Orientation Class and (2) Internship Preparation and Placement Program.  The Career Orientation Class is designed to provide college students with training related to job seeking skills and career design, as well as offering them employment consulting services. The Internship Preparation and

Placement Program is designed to help students prepare for internship opportunities.  Our initial Career Orientation Class was held in October 2005.

Affinity Services:  Apart from Educational and Career Services, Intac Purun believes it will derive substantial revenue from a variety of affinity services.  These products will reach the same target groups and be offered through the same distribution channels as our career development services.  Intac Purun’s goal is to position itself to be the one-stop Internet information, education and entertainment portal for Chinese students.  These products are currently being developed.

Our Career Development and Education Services Segment involves substantial risk. Our business model is based on a belief that we will be able to, in part, (i) maintain a close relationship with the MOE and EMIC, an entity affiliated with the MOE, (ii) our ability to use exclusively the database of graduates complied by the MOE and the continuous updating of the database by the EMIC, (iii) remain as the exclusive operator of these Career Service Centers, (iv) retain Huana Xinlong’s software’s designation as the standard of the China School Administration System by the EMIC, (v) our ability to successfully renegotiate our agreements with China Mobile and China Unicom on terms acceptable to us, (vi) the ability to attract trainees for our 3G training program, and (vii) the ability to attract customers for our database products and services.  We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives.  If we are unable to implement our business model effectively or lose our relationships with the MOE or EMIC, our business, results of operations and financial condition would be materially adversely affected.

DISTRIBUTION/TELECOMMUNICATIONS SEGMENT

Wireless Handset Distribution

Industry Background – The Chinese Wireless Telecommunications Industry

General Information

China has experienced rapid growth in mobile telecommunications use in recent years. According to China’s Ministry of Information Industry, China is the largest mobile telecommunications market in the world with approximately 383 million mobile phone users as of the end of October 2005.  Although growth in China has slowed sharply since 2002, we believe the size of the urban market still offers room for growth in the coming years. Prices for both handsets and services offered by the two State companies controlling the market, China Mobile Communications Corporation and China United Communications Corporation, have been falling steadily, as Chinese handset vendors challenge foreign giants such as Nokia and Motorola.

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

Lack of Brand Loyalty: Although four vendors (Nokia, Motorola, Samsung and Siemens) continue to dominate the industry in China, numerous smaller manufacturers have entered the market. We believe that consumer handset selection is based less on brand name loyalty and more on features, size, pricing and similar factors. As a result, distributors having long-term distribution agreements with vendors and manufacturers or agreements containing “minimum commitments” may find it more difficult to react to changes in consumer preferences.

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

INTAC’S Approach

We distribute, through Holdings and its subsidiaries Global Creative and INTAC Telecom, wireless handsets manufactured by major mobile communications equipment manufacturers.  For nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, the majority of our total handset sales were products manufactured by Nokia, Motorola, Sony Ericsson, Siemens and Samsung.  Our wireless handset products are compatible with most network operators, as well as analog and digital standards and other developing technologies.

In our Distribution Segment, we pursue an “efficient distribution” strategy that we believe provides us with a competitive advantage in our market. We believe that this market is characterized by multiple distribution levels that add costs to the ultimate consumer without providing corresponding value added services or product distinction. By reducing the number of distribution layers between the manufacturer and the retail distributors, we are able to compete based upon price with other distribution networks. Within the Distribution Segment, we also have an established customer base, which at this time has increasing volume demands which we believe we are prepared to meet.  We have strong and trusted relationships with our customers with a reputation for reliability, low cost, experience and trust.  In addition, we seek to take advantage of windows of opportunity to acquire other complementary products at discounted prices that may become available from time to time.

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

Our Supply Channel

Wireless handsets are available to us at low prices for a variety of reasons, including our ability to quickly move large quantities of wireless handsets, the inability of a vendor to sell sufficient product through regular channels, the cancellation of orders placed by other distributors and the termination of business by a manufacturer or wholesaler. Currently, our access to sources of equipment is based primarily on relationships which our management has established over approximately the last seven years. Other sources of product include other distributors, network operators and independent brokers. We receive information about new sources of products from contacts, online resources, advertising and industry publications. Our Chief Executive Officer currently handles all inventory procurement and has the most significant industry contacts. To date, we have not been able to purchase inventory directly from a manufacturer. We currently do not have any supply agreements or authorized distribution agreements with any manufacturers or other vendors and, therefore, our entire inventory is purchased on the “spot market,” mainly from other wholesalers. We plan to purchase a larger portion of our inventory from network operators and manufacturers in the future, although there can be no assurances in this regard. Our experience has indicated that network operators and other wholesalers look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels. However, this situation could change if manufacturers or our suppliers decide to discourage the use of our distribution channels.

During the nine months ended September 30, 2005, we made purchases from more than seven suppliers, substantially all of which are other wholesalers. Our three largest suppliers of wireless handsets accounted for approximately 89.2% of our product purchases for the nine months ended September 30, 2005, and our single largest supplier, T-Mobile, accounted for approximately 72.4% of our product purchases for the nine months ended September 30, 2005.  At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; however, we believe we will need redundant sources of supply in the future. Because product availability is unpredictable, a strong base of vendor relationships is important to our success. We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers. Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

Telecommunications Products

On November 23, 2005, we announced that we recently began working with Primus Telecommunications Ltd., a global telecommunications services provider (Nasdaq: PRTL), with a particular strength in Voice-over-IP (VoIP) services and products, as well as billing capability across various voice and data services.  The first product launched under this relationship is the distribution of a global prepaid calling card, an IP calling card that provides access to over 50 countries.  We are working closely with Primus to explore further opportunities in offering more diverse telecommunications value-added services to the education market.

BUSINESS SEGMENT FINANCIAL DATA

Information concerning segment income attributable to each of our Career Development and Training Services and our Distribution/Telecommunications business segments and geographic areas is set forth in “Item 6 – Selected Financial Data” and in Note 12 of Notes to Consolidated Financial Statements, all of which information is incorporated herein by reference.  Information concerning identifiable assets of each of our business segments is set forth in Note 12 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Revenue from our Career Development and Training Services Segment as a percentage of our total revenue was approximately 6.9% in the nine months ended September 30, 2005.  Revenue generated from sales of our education administration software accounted for 78.4% of the total revenue from our Career Development and Training Services Segment in the nine months ended September 30, 2005.

Revenue from our Distribution Segment as a percentage of our total revenue was approximately 93.1% in the nine months ended September 30, 2005.  During the nine months ended September 30, 2005, aggregate revenues generated from our two largest customers accounted for approximately 62.0% of our total revenues.  These customers were Mr. Lam and H-O-T Phone, and represented 52.9% and 9.1% of our total revenue, respectively.  For a discussion of our account receivable and the related payment agreement with Mr. Lam, see “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We believe that these continuing reforms in China will enable us to participate in various investment opportunities in China. Our first entry into the Chinese distribution market was accomplished in October 2001 through our acquisition of operating subsidiaries that distribute premium brand wireless handsets to mobile communications equipment wholesalers, agents, retailers and other distributors in Hong Kong for sale to mainland China.  On January 15, 2004, INTAC announced the shift in emphasis of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun and our career development services segment.  On November 23, 2005, we announced the further refinement of this shift in focus such that we will operate in two business segments:  the Career Development and Training Services Segment and the Distribution/Telecommunications Segment.

Information regarding financial data by geographic region is contained in our financial statements beginning on page F-1.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

Certain areas related to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship are covered in detail by a number of existing laws and regulations in China. The PRC Internet industry is regulated by various governmental authorities, such as the Ministry of Information Industry, or MII, the State Administration of Industry and Commerce, or SAIC, the State Press and Publications Administration, or SPPA, and the Ministry of Public Security.

Human resource service firms and Internet content providers are subject to substantial regulation by the PRC government. An “Internet content provider” is a commercial operator providing the delivery of Internet content. This section sets forth a summary of the most significant PRC regulations that affect the business and the industries in which we operate.

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

The principal regulation governing ownership in human resource services companies in China is the Interim Regulations on the Administration of Sino-foreign Equity Joint Venture as Human Resource Agencies (2003), jointly promulgated by the PRC Ministry of Personnel, the PRC Ministry of Commerce and the PRC State Administration for Industry and Commerce. Under this regulation, the percentage of foreign ownership in the equity interest of a foreign invested human resource services company cannot be less than 25% or more than 49%. Because Intac Purun provides human resource services in China, Intac’s initial indirect ownership interest in Intac Purun was set at 45% as a result of these regulations.  Subsequently in June 2004, INTAC purchased an additional 15% indirect ownership interest in Intac Purun from China Putian Corporation.  This additional 15% indirect ownership interest increases INTAC’s total indirect ownership in Intac Purun to 60%.  Subject to the promulgation of additional regulations on foreign investment in the PRC human resources services sector, INTAC may be required to undertake other restructuring measures in order to comply with Chinese regulations.

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

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their websites. In this regard, the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated in July 2002 by the Beijing Administration for Industry and Commerce (“AIC”), state that websites must comply with the following requirements:

•      they must file with the Beijing AIC and obtain electronic registration marks;

•      they must place the registration marks on their websites’ homepages; and

•      they must register their website names with the Beijing AIC.

We have registered the domain names, www.joyba.com and www.phrbank.com, and these registrations are renewable annually.

In addition, the State Security Bureau has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to meet the relevant legal legislation regarding the protection of State secrets in the distribution of information online. Specifically, Internet companies in China with message boards, chat rooms or similar services, must apply for the approval of the State Secrets Bureau prior to operating such services.  We may be required to obtain this approval.

Privacy Concern about Usage of Personal Information

Despite the fact that several PRC laws, regulations and PRC Supreme Court interpretations refer to privacy, PRC law does not clearly define a “right of privacy.” PRC law does protect certain related rights such as personal dignity, right of reputation, right of name, and privacy of communications where a party can prove it has suffered damage as a result of infringement on such rights.

Although the PRC has several laws and regulations relating to the use of the Internet, addressing personal privacy in use of the Internet and the freedom of communications, the PRC Government does not restrict online service providers in the collection, transmission and commercial use of personal information or data. Personal data is protected from unlawful use by general statutes and by any contractual arrangement between the user and the service provider.

Since spring 2005, the NPC and the State Council have begun legislative review of a draft Law for Protection of Personal Information which provides a wider scope of protection than merely protection of the personal privacy of a citizen; cellular phone-number, home address, medical files and occupation information will all be protected.  The draft further provides that usage of such personal information by service providers (excluding the national security authority, research institutions, and news agency) shall be subject to the prior authorization of each individual and violations under this law will subject to violating party of administrative, civil, and even criminal liabilities.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights.  Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.  Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.  The laws of the PRC and certain other countries do not protect intellectual property to the same extent as do the laws of the United States.  We have registered the domain names www.joyba.com and www.phrbank.com.  These registrations are renewable annually.

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

TECHNOLOGY INFRASTRUCTURE

We will place our servers at the facilities of 21ViaNet which provide a reliable environment. 21ViaNet is currently the largest neutral service provider for telecom data center in China. 21Vianet is 4-layer constructed and provides abundant equipment and connection for each level from client equipment to network outlet to provide clients with close to 100% network reliability. It is also designed for unique DNS Cache to guarantee uninterrupted stable operation.  It is also safe constructed to resist over 60% DDoS attacks, which can protect uninterrupted operation even if with severe network attacks. The RSA access control system is used, which blocks most illegal intrusions and provides the system with truly reliable “lock”. Furthermore 21ViaNet is one of the members of China Anti-Junk Mail Organization.

21 Vianet also provides around-the-clock services, such as:

•      field support of equipment installation and commissioning;

•      operations to solve problems and also save labor and time;

•      technical support and consulting services for clients; and

•      service monitoring and in-depth technical services.

EMPLOYEES

As of November 30, 2005, we had 127 full-time employees and 12 part-time employees within our Career Development and Training Services Segment, including 46 in sales and marketing, 28 in customer services, 28 in technology and 37 in general and administrative functions.

We also had 7 full-time employees and 1 part time employee within our Distribution/Telecommunications Segment, including 3 in sales and marketing, 2 in warehouse and distribution services and 3 in general and administrative functions.

WEBSITE ACCESS TO REPORTS

Our annual reports on Form 10-K and 10-KSB, quarterly reports on Form 10-Q and 10-QSB, and periodic reports on Form 8-K, and any amendments to such reports, are available, without charge, on our website, www.intac.cn, as soon as reasonably practicable after we electronically file such reports with the SEC.  We also make available on our website our Code of Ethics applicable to our Chief Executive Officer and senior financial officers, our Business Conduct Guidelines applicable to all employees, and the charter of our Audit Committee.  Information on our website does not constitute part of this Report.  Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 2 - PROPERTIES

As of December 14, 2005, we leased approximately 20,367 square feet for our operations. Our current significant leased properties are:

Location	Size	Description	Business Segment

Laws Commercial Plaza, Kowloon, Hong Kong	2,774 sq ft	Headquarters	Distribution business
Capital Times Square, 88 Chanan Street, City West District, Beijing, China	15,823 sq ft	Headquarters	Career development services
Frankfurt, Germany	1,500 sq ft	Office	Distribution business
Dallas, Texas	270 sq ft	Corporate office	Allocated

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the third quarter (due to our change in fiscal year, we only had three quarters in fiscal year 2005) of the fiscal year ended September 30, 2005.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq SmallCap Market under the symbol “INTN” and on the Frankfurt Stock Exchange under the symbol “WKN 805768.” The equity compensation plans information required by Item 201(d) of Regulation S-K in response to this Item 5 is incorporated by reference from “Item 12 – Security Ownership of Certain Beneficial Owners and Management,” of this Report, and should be considered an a part of this Item 5.

Market for Common Stock

As of December 7, 2005, there were 7 holders of record of our common stock.

The following table sets forth the high and low bid prices of our common stock as reported by The Nasdaq SmallCap Market or OTCBB for the quarters indicated. Such prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDING	LOW	HIGH

December 31, 2003	$7.06	$13.90

March 31, 2004	$11.15	$17.98

June 30, 2004	$6.71	$19.18

September 30, 2004	$6.25	$12.54

December 31, 2004	$7.06	$15.97

March 31, 2005	$10.74	$17.65

June 30, 2005	$5.02	$14.11

September 30, 2005	$5.31	$8.90

The closing price of our common stock on December 7, 2005 on The Nasdaq SmallCap Market was $5.26.

Dividends

Since inception, we have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

ITEM 6 – SELECTED FINANCIAL DATA

We have changed our fiscal year-end from December 31 to September 30. As a result of this change, we have included in this filing the financial statements for the nine-month transition period ended September 30, 2005. Accordingly, the following discussion of results of operations will compare the audited balances for the nine months ended September 30, 2005 to the unaudited balances for the nine months ended September 30, 2004 as noted below.

The selected financial data presented for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003 below has been derived from our audited consolidated financial statements. The selected financial data for the nine months ended September 30, 2004 is unaudited and has been derived from our quarterly report on Form 10-Q for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission. The selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, and “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” included elsewhere in this Report. Operating results for the periods below are not necessarily indicative of the results that may be expected for future fiscal years; refer to “Continuing Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Certain prior year balances have been reclassified to conform to the current year presentation.

Statement of Operations Data:

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2004	2003
Revenue
Distribution business	$57,019,701	$64,406,408	$111,025,925	$91,353,172
Career development services	4,218,779	58,975	4,231,076	—
Total revenue	61,238,480	64,465,383	115,257,001	91,353,172
Cost of revenues
Distribution business	54,244,331	59,415,086	101,831,520	87,852,546
Career development services	1,039,299	—	1,233,490	—
Total cost of revenue	55,283,630	59,415,086	103,065,010	87,852,546
Gross profit	5,954,850	5,050,297	12,191,991	3,500,626
Operating expenses (income)
Product development	2,660,793	1,121,219	1,819,501	—
Distribution expenses	507,761	647,594	757,314	1,014,673
Selling, general and administrative expenses	4,765,585	2,493,334	3,354,956	2,768,750
Gain on sale of assets	(383,933)	—	—	—
Total operating expenses, net	7,550,206	4,262,147	5,931,771	3,783,423
Income (loss) from operations	(1,595,356)	788,150	6,260,220	(282,797)
Total other income (expenses)	(3,938)	516,825	488,124	43,601
Income (loss) before income taxes	(1,599,294)	1,304,975	6,748,344	(776,755)
Income taxes	(132,912)	330,646	931,847	—
Net income (loss)	$(1,466,382)	$974,329	$5,816,497	$(239,196)
Net income (loss) per share – basic	$(0.07)	$0.05	$0.28	$(0.01)
Net income (loss) per share - diluted	$(0.07)	$0.05	$0.28	$(0.01)
Weighted average shares outstanding – basic	22,149,122	20,574,344	20,711,122	19,481,122
Weighted average shares outstanding - diluted	22,149,122	20,870,056	21,007,978	19,481,122

Other Data:

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2004	2003

Net cash used in operating activities	$(3,329,920)	$(4,080,951)	$(6,843,529)	$(1,156,349)
Net cash provided by (used) in investing activities	431,863	2,010,723	1,791,499	(4,125,386)
Net cash provided by financing activities	997	7,805,133	7,774,384	7,502,737

Balance Sheet Data:

	September 30,		December 31,
	2005	2004	2004	2003

Cash and cash equivalents	$2,635,868	$8,545,479	$5,532,928	$2,810,574
Restricted cash	—	—	—	2,800,000
Trade accounts receivable	21,000,362	20,401,154	17,549,905	4,000,286
Current assets	27,723,728	29,987,723	23,915,863	10,429,357
Property and equipment, net	1,547,863	1,218,107	1,667,708	883,061
Acquired software, net	1,409,460	258,814	1,976,322	—
Goodwill	12,858,790	1,230,327	12,777,790	59,021
Total assets	44,391,959	33,237,233	41,689,772	12,521,698

Trade accounts payable and accrued expenses	7,039,597	12,681,363	1,769,081	2,057,477
Short-term note payable to bank	—	—	—	2,728,202
Current liabilities	8,156,480	13,571,020	4,104,592	5,106,152
Total stockholders’ equity	36,235,479	19,666,213	37,585,180	6,720,138
Total liabilities and stockholders’ equity	44,391,959	33,237,233	41,689,772	12,521,698
Working capital	19,567,248	16,416,703	19,811,271	5,323,205

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report, and in particular the following discussion in this Item 7, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons - See “Cautionary Statement Regarding Forward-Looking Statements.” You should read the following discussion with our consolidated financial statements and related notes included in Item 8 of in this Report.

Overview

On January 15, 2004, INTAC announced the shift in focus of its business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun.  On November 23, 2005, we announced the further refinement of this shift in focus.  Under the refined focus of this business segment, we will operate primarily in three business units:

•      INTAC Mobile Telecommunications Institute,

•      Education Management Software Business Unit, and

•      Database Management Business Unit.

We have further expanded the capabilities of Intac Purun to encompass various integrated educational and career development services.  Intac Purun was formed in October 2003 with China Putian Corporation and the EMIC.  The newly-founded joint venture was initially owned 45% by INTAC, 15% by China Putian Corporation, 30% by a private investor group and 10% by the EMIC.  In June 2004, INTAC indirectly purchased an additional 15% interest in Intac Purun from China Putian Corporation.  This additional 15% interest brings INTAC’s total ownership in Intac Purun to 60%.  INTAC’s ownership interest in Intac Purun is held indirectly through PRC nominees.

In September 2004, INTAC indirectly formed two new, indirectly owned companies, Intac Advertising and Intac Technology.  Intac Advertising and Intac Technology are private Chinese corporations which were established to provide advertising services and value added services in support of Intac Purun.

In December 2004, Holdings acquired Huana Xinlong, a leading Chinese developer of management software for educational institution administration.  Huana Xinlong currently has products distributed and installed in more than 10,000 elementary and middle schools.  We will further develop enhancements to Huana Xinlong’s software for educational institution administration, which has been designated as the standard of the China School Administration System for primary and middle schools by the EMIC.  As part of our business plan, we intend to bundle our Family – School Link Communication System (“FSLCS”) with Huana Xinlong’s current software and system products.

Our objective in 2006 is to further expand and enhance the business prospects and opportunities afforded by our relationship with the EMIC.  We are developing an array of premium products and services which will be made available directly and through our Internet portal business.  Our Internet portal is being tailored to meet the growing demand by graduates in China for career development products and services.

In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments as well as available capital.

INTAC raised equity financing of $4.5 million in September 2003 in a private placement of common stock to an accredited investor.  In May 2004, INTAC raised an additional $12.0 million from the sale of its common stock in a private placement to an accredited investor.  Proceeds from the private placements were used to expand our Career Development Services Segment and for general working capital purposes.  INTAC filed a registration statement that registered the resale of these shares for the purchasers.

Our revenues for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003 were derived primarily from the distribution of premium brand wireless handset products to mobile communication equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong. The Company is now focused on the expansion and maturation of its Integrated Educational and Career Development Services Segment in China and expects increases in these types of revenue in future years.  Our percentage revenue by geographic sector was:

	Nine months ended September 30,	Year ended December 31,
	2005	2004	2003

Europe	32.3%	6.1%	5.6%
Asia	67.7%	93.9%	94.4%
Total	100.0%	100.0%	100.0%

Our cost of revenue – distribution business is comprised of the cost of the wireless handset products we distributed.

Our cost of revenue – career development services is comprised of the service fees paid for the provision of software training and technological services, and the amortization charge for computer software.

Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset products, such as freight and insurance.

Product development expenses are principally comprised of costs attributable to the development, production and delivery of our educational and career development services, such as salaries and facility costs.

Our selling, general and administration expenses are comprised of sales expenses, together with commission expense, including commissions payable to sales staff; and general and administrative expenses, which consists primarily of compensation and related expenses for our administrative and accounting staff, occupancy costs and legal, accounting and consulting fees, and costs related to being a public company.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner. However, if our customers with large trade receivable balances do not pay timely, this would have a material adverse effect on our liquidity. With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

CRITICAL ACCOUNTING POLICIES

INTAC’s discussion and analysis of its financial condition and results of operations are based upon INTAC’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires INTAC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, INTAC evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

•      Revenue recognition;

•      Inventory;

•      Concentration of credit risk, accounts receivable and related provision for doubtful accounts;

•      Impairment of long lived assets other than goodwill;

•      Foreign currency exchange;

•      Goodwill;

•      Product and software development expenses;

•      Research and development costs; and

•      Purchase price allocation.

A complete description of all of our accounting policies is included in Note 1, “General and Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition:

The Company’s revenue is derived from primarily two sources (i) integrated educational and career development services which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China and (ii) distribution revenue, which includes wireless handsets distribution mainly into Hong Kong.

Career Development Services:

The Company licenses software products including access to its student database and education materials under two and three-year term licenses.  The software licenses provide for updates to new versions if and when made available.  No express rights of return are granted.  The Company sells its products and services via a direct sales force, sales agents and its Internet portals www.phrbank.com and www.Joyba.com.

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

Concentration of Credit Risk, Accounts Receivable and Related Provision for Doubtful Accounts:

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade receivables.  We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet. We are also exposed to credit risks in the event of non-payment by customers to the extent of amounts recorded on the balance sheet.  We limit our exposure to credit risk by performing ongoing credit evaluations of our customers’ financial condition and generally require no collateral.  We are exposed to credit risks in the event of insolvency by our customers and manage such exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary.

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

Foreign Currency Exchange: We are subject to fluctuations in foreign currencies, as distribution business customer orders may involve multi-currency product and delivery transactions before the sale is complete. Additionally, a period of up to three months’ time may lapse between when an order is placed until revenue and costs are recognized and the supplier is paid. We do not engage in hedging activities nor in the use of financial derivatives.

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

Realized and unrealized gains (losses) on currency transactions between foreign entities are included in other income (expense) in the statements of operations.

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $12,858,790 and $12,777,790 as of September 30, 2005 and December 31, 2004, respectively. No impairment charge has been made.

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

Product and Software Development Expenses:  Product and software development expenses primarily include payroll and other employee benefit costs.  For software to be marketed or sold, financial accounting standards require the capitalization of development costs after technological feasibility is established.  Due to the relatively short period between technological feasibility and the completion of product development, the insignificance of related costs and the immaterial nature of these costs, we generally do not capitalize software development costs.  All products and software development costs are expensed when incurred.  Research and development costs to date have not been material.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

We have changed our fiscal year-end from December 31 to September 30. As a result of this change, we have prepared financial statements for the nine-month transition period ended September 30, 2005. Accordingly, the following discussion of results of operations will compare the audited balances for the nine months ended September 30, 2005 to the unaudited balances for the nine months ended September 30, 2004 as noted below.

The following table summarizes the operating results for the nine months ended September 30, 2005 and 2004 and the years ended December 31, 2004 and 2003 and should be read in conjunction with the audited consolidated financial statements and related notes contained herein.

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2004	2003
Revenue
Distribution business	$57,019,701	$64,406,408	$111,025,925	$91,353,172
Career development services	4,218,779	58,975	4,231,076	—
Total revenues	61,238,480	64,465,383	115,257,001	91,353,172
Cost of revenue
Distribution business	54,244,331	59,415,086	101,831,520	87,852,546
Career development services	1,039,299	—	1,233,490	—
Total cost of revenue	55,283,630	59,415,086	103,065,010	87,852,546
Gross profit	5,954,850	5,050,297	12,191,991	3,500,626
Operating expenses (income)
Product development	2,660,793	1,121,219	1,819,501	—
Distribution expenses	507,761	647,594	757,314	1,014,673
Selling, general and administrative expenses	4,765,585	2,493,334	3,354,956	2,768,750
Gain on sale of assets	(383,933)	—	—	—
Total operating expenses, net	7,550,206	4,262,147	5,931,771	3,783,423

Income (loss) from operations	(1,595,356)	788,150	6,260,220	(282,797)
Total other income (expenses)	(3,938)	516,825	488,124	43,601
Income (loss) before income taxes	(1,599,294)	1,304,975	6,748,344	(239,196)
Income taxes	(132,912)	(330,646)	931,847	—
Net income (loss)	$(1,466,382)	$974,329	$5,816,497	$(239,196)

Career Development Services Revenue:  Revenue increased by $4.16 million to $4.22 million for nine months ended September 30, 2005, from $58,975 for the same period in 2004. Revenue for the year ended December 31, 2004 was $4.2 million as compared to zero for the year ended December 31, 2003. The new revenue during the nine months ended September 30, 2005 and the year ended December 31, 2004 results from the change in focus of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of revenues from sales of our education administration software.  We expect career development and training services revenue to grow during the remainder of 2005 and throughout 2006.

Distribution Business Revenue:  Revenue decreased by $7.4 million, or 11.5%, to $57.0 million for the nine months ended September 30, 2005, from $64.4 million for the same period in 2004. The decrease in revenue for the nine months is due to our reduced focus from the distribution business to career development services and from increased competition in the wireless handset distribution industry in China. Additionally, while demand for cell phones has increased consistently, the number of distributors has also increased to meet this demand. The increase in Chinese cellular phone manufacturers has negatively impacted our revenue where we have traditionally dealt with large, international manufacturers who have higher manufacturing costs. We expect distribution business revenue to remain relatively constant throughout 2006.

Revenue increased by $19.6 million, or 21.5%, to $111.0 million for the year ended December 31, 2004, from $91.4 million for the same period in 2003. The increase in revenue is due to an increase in average sales prices and increased sales volume. Changing technology and new customers enabled the Company to continue the substantial growth during 2004.

Career Development Services Gross Profit: Gross profit was $3.2 million and $58,975 for the nine months ended September 30, 2005 and 2004. This generated a gross margin of 75.4% and 100% for the nine month periods ended September 30, 2005 and 2004.  Gross profit was $2,997,586, or 70.1% for the year ended December 31, 2004 as compared to zero for the same period in 2003. This new gross margin is due to the change in focus of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of gross profit from sales of our education administration software.  We expect margins to remain high due to the nature of this service business.  Unlike the distribution business which has product costs in cost of revenue, our career development services’ cost of revenues does not have these product costs and therefore produce higher margins.

Distribution Business Gross Profit: Gross profit decreased by $2.2 million to $2.7 million for the nine months ended September 30, 2005, from $4.9 million for the same period in 2004 and the gross margin decreased by 2.8% to 4.9% for the nine months ended September 30, 2005, from 7.7% for the same period in 2004. The decrease in gross profit is due to lower sales volume resulting from increased competition in the wireless handsets distribution industry in China and lower gross margins. The decrease in gross margin is caused by pricing pressures from increased competition, partially offset by volume incentive rebates from a major supplier in the amount of $1,085,220 and $1,693,720 received in the third and second quarter of fiscal 2005, respectively.

Gross profit increased by $5.7 million to $9.2 million for the year ended December 31, 2004, from $3.5 million for the same period in 2003. The gross margin increased by 4.5% to 8.3% for the year ended December 31, 2004 from 3.8% for the same period in 2003. The increase was due to the focus on higher margin wireless handset products, an increased sales volume during 2004 and the volume incentive rebate from a major supplier in the amount of $1,904,357, partially offset by the continuing negative impact of the increasing strength of the Euro with which the majority of inventory purchases are made and a decrease of $263,643 to $489,755 for the premium received from a major customer in December 2004, from $753,398 for the same period in 2003.

Operating Expenses (Income):  Product development expense was $2.7 million for the nine months ended September 30, 2005, as compared to $1.1 million for the nine months ended September 30, 2004.  For the year ended December 31, 2004, product development expense was $1.8 million as compared to zero for the same period in 2003. Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  These costs continue to increase due to the change in focus of the Company’s business plan from the traditional distribution business to its career development services.  The increase in product development costs was primarily due to higher salaries and other employee costs as the career development segment expands.  We expect to continue to incur significant product development costs in future years.

Distribution expenses decreased by $139,833 or 21.6%, to $507,762 for the nine months ended September 30, 2005, from $647,594 for the same period in 2004, and decreased as a percentage of distribution revenue to 0.9% in 2005 from 1.0% in 2004.  Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset products, such as salaries and facility costs. These costs decreased due to overall price decreases from common carriers because of a more competitive climate.

For the year ended December 31, 2004, distribution expenses decreased by $257,359, or 25.4%, to $757,314 from $1.0 million for the same period in 2003, and as a percentage of distribution revenue, decreased to 0.7% in 2004 from 1.1% in 2003. These costs decreased due to overall price decreases from common carriers.

Selling, general and administrative expenses increased by $2.3 million to $4.8 million for the nine months ended September 30, 2005, from $2.5 million for the same period in 2004, and increased as a percentage of revenue to 7.8% in 2005 from 3.9% in 2004.  This overall increase in total expense has been primarily due to the acquisition of Huana Xinlong, the increased business activity related to our career development services and increased costs associated with being a public company, including Sarbanes-Oxley compliance. Specifically, for the nine months ended September 30, 2005, the significant components of the overall cost increase are $1.6 million that relates to increased professional, legal and audit costs, $307,670 that relates to increased salary and staff costs, partially offset by a $341,000 decrease in business development costs.  With the change in focus of the Company’s business plan, these funds are now directed towards the development of products and services in the career development and training services segment.

The increases in professional fees related to Sarbanes-Oxley compliance and maintaining the Company’s listing on the Nasdaq small cap market.  These costs are expected to increase with the Company’s continued public entity compliance related matters.

Selling, general and administrative expenses for the year ended December 31, 2004 increased by $586,206, or 21.2%, to $3.4 million from $2.8 million for the same period in 2003, and as a percentage of total revenue, decreased to 2.9% in 2004 from 3.1% in 2003. This overall increase in total expense was primarily due to the creation of the career development services business and Internet joint venture, Intac Purun, in October 2003 and the acquisition of Hunan Xinlong in December 2004. Specifically, for the year ended December 31, 2004, the significant components of the overall cost increase are $174,000 that relates to increased salary and staff costs, $208,000 that relates to increased promotion and business development costs, $257,000 that relates to increased professional and banking services, and offset by $35,000 that relates to decreased rents and occupancy costs and $18,000 that relates to a decrease in equipment costs.

Gain on sale of assets relates to a gain recognized on the sale of software which was developed for Intac Purun’s internal use but subsequently sold to a third party.

We anticipate that our operating expenses will increase in future periods as we increase sales and marketing operations for our Career Development and Training Services segment. We also anticipate an increase in fiscal 2006 as we continue to address compliance related matters.

Income (loss) from operations:  Loss from operations was $1.5 million for the nine months ended September 30, 2005, as compared to income from operations of $788,150 for the same period in 2004.  The decline in income from operations is primarily due to lower distribution gross margins due to increased competition and higher selling, general and administrative and product development costs discussed above, partially offset by improved career development services gross margins and the gain on sale of assets.

Income from operations was $6.3 million for the year ended December 31, 2004, as compared to a loss from operations of $282,797 for the same period in 2003. The improvement in income (loss) from operations was primarily due to the Career Development Services Segment and the increase in revenue and improved gross profit margins in the distribution business. The most significant reason for the operating loss in 2003 was the start-up costs associated with our Career Development Services Segment without accompanying revenues.

Other income (expenses):  Foreign currency exchange loss was $10,891 for the nine months ended September 30, 2005, as compared to a gain of $112,865 for the same period in 2004. The foreign exchange loss in 2005 was due to normal timing differences associated with fluxuations in the Euro.  The large gain in the first nine months of 2004 was due to a gain associated with the settlement of an intercompany balance with a subsidiary that was sold during that year.

For the year ended December 31, 2004, foreign currency exchange gain was $112,685, as compared to a loss of $9,440 for the same period in 2003. The gain in 2004 was due to the translation gain noted above.

Net income (loss):  Net loss for the nine months ended September 30, 2005 was $1.5 million, as compared to a net income of $974,329 for the nine months ended September 30, 2004. The decline was primarily due to lower distribution gross margins and higher selling, general and administrative and product development costs discussed above, partially offset by the improved career development services gross margins and the gain on sale of assets.

Net income was $5.8 million for year ended December 31, 2004, as compared to a net loss of $239,196 for the same period in 2003. The improved net income was primarily due to the Career Development Services Segment and the increase in revenue and improved gross profit margins in the distribution business. However, the most significant reason for the net loss in 2003 was the start-up costs associated with our Career Development Services Segment without accompanying revenues.

Liquidity and Capital Resources

As of September 30, 2005 and December 31, 2004, INTAC maintained cash of $2,635,868 and $5,532,928, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2005 and December 31, 2004, INTAC maintained working capital of $19,567,248 and $19,811,271, respectively.

Although there is a significant amount of working capital as of September 30, 2005, a substantial amount is tied up in trade accounts receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis.  However, in the last two years certain of our major customers were granted credit terms as these customers began to move away from paying on a cash basis.  Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived approximately 53% of our revenue during the nine months ended September 30, 2005 and year ended December 31, 2004. The amount of the receivable balance with this customer has increased over time.  Accordingly, we have entered into an installment payment plan agreement with Mr. Lam to pay his current balance due over a period of nine months with monthly payments in the amount of $1.7 million due each month commencing in November 2005. The first payment in accordance with this agreement was received in November 2005 in the amount of $1.7 million.  As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

Additionally, our Career Development Services trade receivable balance has increased in 2005 to $5.8 million.  The increase relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding has taken many months, which is typical of the business process in China. As of September 30, 2005, approximately $3.0 million of our trade receivable balance relates to sales of educational software completed before December 31, 2004. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner. However, if Mr. Lam does not timely pay or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve our career development and training services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

For the nine months ended September 30, 2005, cash used in operating activities totaled $3.3 million. The use of funds was primarily due to the net loss as described above and an increase in trade and other accounts receivable, inventory, foreign sales tax receivable and a decrease in other liabilities and deferred revenue, partially offset by an increase in trade accounts payable.  For the nine months ended September 30, 2004, cash used in operating activities totaled $4.1 million. The use of funds was primarily due to an increase in trade receivables and a decrease in trade accounts payable, partially offset by net income.

For the nine months ended September 30, 2005, cash provided by investing activities amounted to $431,863 due to the sale of other assets and collection of a short term note receivable, partially offset by the purchase of property and equipment.  For the nine months ended September 30, 2004, cash provided by investing activities amounted to $2.0 million due primarily to the deposit of $2.8 million in restricted cash.

For the nine months ended September 30, 2005, cash provided by financing activities amounted to $997 due to a small increase in borrowings from a shareholder.  For the nine months ended September 30, 2004, cash provided by financing activities amounted to $7.8 million due primarily to the issuance of common stock partially offset by the investment in INTAC Purun.

Trade accounts receivable increased by $5.4 million to $21.0 million at September 30, 2005 compared to $15.6 at December 31, 2004.  The increase relates primarily to the increase in the account of our largest distribution business customer and Huana Xinlong and its sale of educational software to school districts within China. As of September 30, 2005, approximately $3.0 million of our trade receivable balance relates to educational software sales completed before December 31. 2004. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty.

Inventories increased by $841,251 to $1,158,641 at September 30, 2005 compared to $317,390 at December 31, 2004.  The balance relates primarily to wireless handsets which will be subsequently sold in the first quarter of fiscal year 2006.  This and the increase in trade and other accounts receivable were partially funded by an increase in the accounts payable balance of $4.6 million to $5.9 million at September 30, 2005 compared to $1.3 million at December 31, 2004.

Property and equipment, net, and purchased software, decreased by $119,846 and $566,862, respectively, to $1,547,863 and $1,409,460 at September 30 2005 compared to $1,667,709 and $1,216,993 at December 31, 2004.  These decreases were due to normal depreciation of fixed assets. We do not expect our purchases of property and equipment to change materially in fiscal 2006.

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2005, are summarized below and relate to lease commitments under non-cancelable operating leases of the Company’s office facilities:

Year ending September 30,
2006	$270,788
2007	238,527
2008	42,498
2009	—
2010	—
Thereafter	—
$551,813

The acquisition consideration issued by the Company in the December, 2004 acquisition of Huana Xinlong consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005.  INTAC will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million for this period. The Company agreed to file a registration statement to register these shares within 90 days after the closing of the acquisition, which filing deadline was subsequently verbally extended indefinitely.

Included as part of the obligation assumed in the acquisition of Huana Xinlong, is a commitment to complete the required capitalization of that company in accordance with PRC laws and regulations.  A total of $1.6 million must be invested in Huana Xinlong by February 26, 2006 to complete the PRC capitalization requirements.

Off – Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the beginning of fiscal 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.  The adoption of this statement will have the effect of reducing net income and income per share or increasing net loss and net loss per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Company’s Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report and incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective because of the material weaknesses discussed below. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that results in a more than remote likelihood that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is a deficiency that results in a more than remote likelihood that a misstatement in annual or interim financial statements is more than inconsequential.

Our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of September 30, 2005, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

1.     Deficiencies existed in our information technology (“IT”) environment due to inadequate procedures and controls which, when considered in the aggregate, constitute a material weakness over financial reporting.  These deficiencies included: general design deficiencies that were not risk based, IT entity level controls, general computer controls, spreadsheet controls, segregation of duties controls, and physical security controls.

2.     Deficiencies existed in the lack of certain established policies and procedures including the areas of expense and accounts payable accruals, and capitalization of software development costs, which constitute material weaknesses over financial reporting.  The Company did not have adequate procedures and controls to ensure that: (i) expense reimbursements and accounts payable accrual policies are being consistently followed and the review by management is being evidenced, and (ii) software development costs are being properly recorded and the review by management is being evidenced.

3.     Deficiencies existed in INTAC Deutschland GmbH, our Germany subsidiary, in relation to certain key financial cycles, including financial reporting, inventory, revenue and expenses; however, remediation efforts were successfully completed and controls established as of September 30, 2005. Management was successful in testing these newly established controls; however, these controls were in place for only one month prior to year end. Due to having only one month of activity to test these controls, management is unable to conclude as to the effectiveness of these controls, and thus considers these controls a material weakness over financial reporting.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the preceding paragraphs, management believes that, as of September 30, 2005, the Company’s internal control over financial reporting was not effective based on those criteria.

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and has taken various actions to improve our internal controls including, but not limited to the following:

1.     Remediation efforts were initiated within the Company’s information technology “IT” area to address the design deficiencies discovered during testing.  We have engaged an outside consulting firm to help the Company implement controls and procedures required to address the deficiencies noted as of September 30, 2005 and then to test our remediation efforts in the information technology area by the end of the second quarter of fiscal 2006.

2.     Management is developing new policy and procedures and reviewing existing policy and procedures in the areas of expense and accounts payable accruals and capitalization of software development costs.  These policies will be implemented by the end of the second quarter of fiscal 2006.

3.     Management believes that effective controls have been implemented at our German subsidiary due to successful remediation efforts and testing in fiscal 2005. Subsequent testing is expected by the end of the second quarter of fiscal 2006 to confirm that the fiscal 2005 remediation efforts were successful and that effective controls are in place and continue to operate effectively at our German subsidiary.

Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2005 based on the criteria in the Internal Control – Integrated Framework issued by COSO.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as September 30, 2005 has been audited by KBA Group LLP, an independent registered public accounting firm.  This report appears as page F-3 of this annual report on Form 10-K.

Changes in Control Over Financial Reporting

After discovering material weaknesses in internal controls over financial reporting in the areas of policy and procedures, IT and our German subsidiary, there were changes made in our internal controls over financial reporting during our third fiscal quarter ended September 30, 2005 to address the material weaknesses identified. These changes in our internal control over financial reporting were designed to remediate the deficiencies noted during fiscal 2005 testing. Subsequent testing is expected by the end of the second quarter of fiscal 2006 to confirm the success of our remediation efforts in fiscal 2005 and to confirm that effective controls are in place and continue to operate as designed.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401, 405 and 406 of Regulation S-K in response to this Item 10 is set forth in the Company’s definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and controller.  Our Code of Ethics is posted on our website, www.intac-international.com.cn.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K in response to this Item 11 is set forth in the Company’s definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to INTAC’s equity compensation plans, as of September 30, 2005, under which equity securities of INTAC are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	600,000	$6.80		1,900,000
Equity compensation plans not approved by security holders(1)	—	—		—
Total	600,000	$6.80	(2)	1,900,000

(1)           As an inducement to his employment with the Company, Mr. Darnell was awarded, on July 29, 2002, an agreement whereby, upon the occurrence of certain vesting dates, he would receive 200,000 shares of the Company’s common stock. This award vests in three equal annual installments on the first three anniversary dates from the date of grant. As of fiscal year end 2005, Mr. Darnell had been issued 200,000 shares of the Company’s common stock.

(2)           The weighted-average exercise price does not take into account Mr. Darnell’s stock award.

The information required by Item 403 of Regulation S-K in response to this Item 12 is set forth in the Company’s definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K in response to this Item 13 is set forth in the Company’s definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A in response to this Item 14 is set forth in the Company’s definitive proxy statement for its annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date:	December 16, 2005	INTAC INTERNATIONAL, INC.

		By:	/s/ WEI ZHOU
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

Name	Title	Date

/s/ WEI ZHOU	President, Chief Executive Officer and	December 16, 2005
Director (Principal Executive Officer)

Wei Zhou

/s/ J. DAVID DARNELL	Senior Vice President & Chief Financial Officer	December 16, 2005
and Director (Principal Financial and
Accounting Officer)

J. David Darnell

/s/ Theodore P. Botts	Director	December 16, 2005

Theodore P. Botts

/s/ KEVIN K. JONES	Director	December 16, 2005

Kevin K. Jones

/s/ DR. HEINZ-GERD STEIN	Director	December 16, 2005

Dr. Heinz-Gerd Stein

/s/ LARRIE A. WEIL	Director	December 16, 2005

Larrie A. Weil

INDEX TO EXHIBITS

Exhibits	Description

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

2.3

Stock for Stock Exchange Agreement, dated December 31, 2004, by and among INTAC International, Inc. and Forever Sino International Limited (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on January 5, 2005 and incorporated herein by reference).

3.1(i)

Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

3.2(ii)	Amended and Restated Bylaws (filed herewith).

10.1

Employment Agreement by and between Commodore Minerals, Inc. (predecessor to the Registrant) and Wei Zhou dated as of October 16, 2001 (filed as Exhibit 10.5 to the Reorganization Form 8-K and incorporated herein by reference).

10.2	INTAC International, Inc. 2001 Long Term Incentive Plan (filed as Exhibit 4.1 to Form S 8 dated April 30, 2004, filed with the Commission on May 4, 2004 and incorporated herein by reference).

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

10.13

Subscription and Investment Representation Agreement, dated as of May 13, 2004, between INTAC International, Inc. and an accredited investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 26, 2004 and incorporated by reference herein).

10.14	First Amendment to the Intac International Inc. Restricted Stock Award Agreement, effective as of July 28, 2005, between Intac International, Inc. and J. David Darnell (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KBA Group LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included in signature page herewith).

31.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

31.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

32.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

32.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND RELATED FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

INTAC International, Inc.:

We have audited the accompanying consolidated balance sheets of INTAC International, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTAC International, Inc. and subsidiaries as of September 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intac International Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 10, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of internal control over financial reporting.

/s/ KBA Group LLP
Dallas, Texas
November 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We were engaged to audit management’s assessment included in Management’s Report on Internal Control over Financial Reporting (included in Item 9A of this Form 10-K) that INTAC International, Inc and subsidiaries (“the Company”) did not maintain effective internal control over financial reporting as of September 30, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) because of the material weaknesses as described therein.  Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment.

Deficiencies existed in the Company’s information technology (“IT”) environment due to inadequate procedures and controls which, when considered in the aggregate, constitute a material weakness over financial reporting.  These deficiencies included: general design deficiencies that were not risk based, IT entity level controls, general computer controls, spreadsheet controls, segregation of duties controls, and physical security controls.

Deficiencies existed in the lack of certain established policies and procedures including the areas of expense and accounts payable accruals, and capitalization of software development costs, which constitute material weaknesses over financial reporting.  The Company did not have adequate procedures and controls to ensure that: (i) expense reimbursements and accounts payable accrual policies are being consistently followed and the review by management is being evidenced, and (ii) software development costs are being properly recorded and the review by management is being evidenced.

Deficiencies existed in INTAC Deutschland GmbH, the Company’s German subsidiary, for certain key financials cycles, including financial reporting, inventory, revenue and expenses which constitute material weaknesses over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of INTAC International, Inc. and subsidiaries as of September 30, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003.  The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated November 10, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Intac International Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria.  Also, in our opinion, because of the effect of the material weaknesses as described above on the achievement of the objectives of the control criteria, Intac International Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.

/s/ KBA Group LLP
Dallas, Texas
November 10, 2005

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$2,635,868	$5,532,928
Trade accounts receivable (net of allowance for doubtful accounts of $0 in 2005 and 2004)	21,000,362	15,645,548
Supplier rebate receivable	2,485,267	1,904,357
Other receivables	416,770	—
Inventories	1,158,641	317,390
Short term note receivable	—	365,370
Deposits paid	26,820	150,270
Total current assets	27,723,728	23,915,863
Property and equipment, net	1,547,863	1,667,709
Other assets	519,932	968,387
Advances to officers of subsidiaries and employees	27,090	32,932
Internet portal database gateway, net	305,096	350,769
Acquired software, net	1,409,460	1,976,322
Goodwill	12,858,790	12,777,790
Total assets	$44,391,959	$41,689,772
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$5,949,452	$1,316,597
Accrued expenses	1,090,145	452,484
Income taxes payable	604,481	974,699
Other liabilities	311,979	627,243
Deferred revenue	32,479	302,457
Due to officer of subsidiary	—	315,448
Due to shareholder	116,661	115,664
Deposits received	51,283	—
Total current liabilities	8,156,480	4,104,592
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,189,455 and 22,121,455 shares issued and outstanding, respectively	22,189	22,121
Additional paid-in capital	33,399,433	33,263,389
Retained earnings	2,786,610	4,252,992
Accumulated other comprehensive income	27,247	46,678
Total stockholders’ equity	36,235,479	37,585,180
Total liabilities and stockholders’ equity	$44,391,959	$41,689,772

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. dollars)

	Nine Months Ended, September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenue
Distribution business	$57,019,701	$111,025,925	$91,353,172
Career development services	4,218,779	4,231,076	—

Total revenues	61,238,480	115,257,001	91,353,172

Cost of revenue
Distribution business	54,244,331	101,831,520	87,852,546
Career development services	1,039,299	1,233,490	—

Total cost of revenue	55,283,630	103,065,010	87,852,546

Total gross profit	5,954,850	12,191,991	3,500,626

Operating expenses (income)
Product development	2,660,793	1,819,501	—
Distribution expenses	507,761	757,314	1,014,673
Selling, general and administrative expenses	4,765,585	3,354,956	2,768,750
Gain on sale of assets	(383,933)	—	—

Total operating expenses, net	7,550,206	5,931,771	3,783,423

Income (loss) from operations	(1,595,356)	6,260,220	(282,797)

Other income (expenses)
Foreign currency exchange gain (loss)	(10,891)	112,685	(9,440)
Interest income (expense), net	66	19,382	(41,119)
Minority interest in loss of consolidated joint venture	—	366,715	65,809
Other income (expense), net	6,887	(10,658)	28,351

Total other income (expenses), net	(3,938)	488,124	43,601

Income (loss) before income taxes	(1,599,294)	6,748,344	(239,196)

Income taxes	(132,912)	931,847	—

Net income (loss)	$(1,466,382)	$5,816,497	$(239,196)

Net income (loss) per share – basic	$(0.07)	$0.28	$(0.01)

Net income (loss) per share –diluted	$(0.07)	$0.28	$(0.04)

Weighted average shares outstanding - basic	22,149,122	20,711,122	19,481,122

Weighted average shares outstanding - diluted	22,149,122	21,007,978	19,481,122

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(expressed in U.S. Dollars)

	Common Stock		Additional Paid-in
	Shares	$	Capital

Balance at January 1, 2003	19,189,455	$19,189	$3,330,468

Issuance of common stock for cash	1,000,000	1,000	4,499,000

Compensation in connection with restricted stock award	—	—	233,333

Comprehensive income
Net loss	—	—	—
Foreign currency translation	—	—	—

Total comprehensive income

Balance at December 31, 2003	20,189,455	20,189	8,062,801

Issuance of common stock for cash	800,000	800	11,968,387

Compensation in connection with restricted stock award	—	—	233,333

Share issuance in connection with restricted stock award	132,000	132	(132)

Share issuance in connection with acquisition of Beijing Huana Xinlong Information and Technology Development Co., Ltd.	1,000,000	1,000	12,999,000

Comprehensive income
Net income	—	—	—
Foreign currency translation	—	—	—

Total comprehensive income

Balance at December 31, 2004	22,121,455	22,121	33,263,389

Compensation in connection with restricted stock award	—	—	136,112

Share issuance in connection with restricted stock award	68,000	68	(68)

Comprehensive loss
Net loss	—	—	—
Foreign currency translation	—	—	—

Total comprehensive loss	—	—	—

Balance at September 30, 2005	22,189,455	$22,189	$33,399,433

The accompanying notes are an integral part of these consolidated financial statements.

	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2003	$(1,324,309)	$(128,266)	$1,897,082

Issuance of common stock for cash	—	—	4,500,000

Compensation in connection with restricted stock award	—	—	233,333

Comprehensive income
Net loss	(239,196)	—	(239,196)
Foreign currency translation	—	328,919	328,919

Total comprehensive income			89,723

Balance at December 31, 2003	(1,563,505)	200,653	6,720,138

Issuance of common stock for cash	—	—	11,969,187

Compensation in connection with restricted stock award	—	—	233,333

Share issuance in connection with restricted stock award	—	—	—

Share issuance in connection with acquisition of Beijing Huana Xinlong Information and Technology Development Co., Ltd.	—	—	13,000,000

Comprehensive income
Net income	5,816,497	—	5,816,497
Foreign currency translation	—	(153,975)	(153,975)

Total comprehensive income			5,662,522

Balance at December 31, 2004	4,252,992	46,678	37,585,180

Compensation in connection with restricted stock award	—	—	136,112

Share issuance in connection with restricted stock award	—	—	—

Comprehensive loss
Net loss	(1,466,382)	—	(1,466,382)
Foreign currency translation	—	(19,431)	(19,431)
Total comprehensive loss			(1,485,813)

Balance at September 30, 2005	$2,786,610	$27,247	$36,235,479

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,466,382)	$5,816,497	$(239,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	325,283	278,382	68,793
Amortization of internet portal database gateway and acquired software	612,535	123,883	—
Minority interest in loss of consolidated joint venture	—	(366,715)	(65,809)
Compensation in connection with restricted stock award	136,112	233,333	233,333
Other comprehensive income (loss)	(19,431)	(153,975)	328,919
Gain on sale of subsidiary	—	(15,055)	—
Loss (gain) on sale of property and equipment and other assets	(383,933)	15,695	(2,838)
Changes in operating assets and liabilities, net of effects of acquisition and disposition in 2004
Trade accounts receivable	(5,354,812)	(13,248,203)	(3,071,659)
Supplier rebate receivable	(580,910)	—	—
Other receivables	(161,001)	—	—
Inventories	(841,251)	(95,441)	908,135
Deposits paid	123,450	99,863	947,295
Other assets	229,529	—	—
Trade accounts payable and accrued expenses	5,270,516	(587,560)	(242,274)
Other liabilities	(630,712)	—	—
Deferred revenue	(269,978)	302,457	—
Income taxes payable	(370,218)	974,699	(39,598)
Deposits received	51,283	(221,389)	18,550

Net cash used in operating activities	(3,329,920)	(6,843,529)	(1,156,349)

CASH FLOW FROM INVESTING ACTIVITIES:
Restricted cash deposit	—	2,800,000	(2,800,000)
Purchase of property and equipment	(187,195)	(943,513)	(637,523)
Purchase (sale) of other assets	328,846	(491,753)	(392,272)
Repayments from (advances to) officers of subsidiaries and employees	5,842	313,158	(332,747)
Collection of short-term note receivable	365,370	—	—
Acquisition costs	(81,000)	—	—
Cash included in sale of subsidiary	—	(132,921)	—
Cash included in purchase of subsidiary	—	246,528	—
Proceeds from sale of equipment	—	—	37,156

Net cash provided by (used in) investing activities	431,863	1,791,499	(4,125,386)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	11,969,187	4,500,000
Borrowings from (repayments to) shareholder, net	997	33,399	(182,195)
Borrowings from (repayments to) bank	—	(2,728,202)	2,728,202
Incremental purchase of Intac Purun shares	—	(1,500,000)	—
Investment into Intac Purun from joint venture partners	—	—	456,730

Net cash provided by financing activities	997	7,774,384	7,502,737

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,897,060)	2,722,354	2,221,002

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,532,928	2,810,574	589,572

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,635,868	$5,532,928	$2,810,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$401	$38,570	$43,400

Cash paid for taxes	$—	$—	$39,598

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Sale of property and equipment for note receivable	$584,615	$—	$—

Issuance of Intac Purun stock for the Internet portal database gateway	$—	$—	$304,487

Issuance of Company stock for the Huana Xinlong acquisition	$—	$13,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s revenues were derived primarily from the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to equipment wholesalers, agents, retailers and other distributors (referred to as our Distribution Segment), mainly in Hong Kong,   The Company announced the shift in focus of its business plan and is now focused on the expansion and maturation of its career development services in China.

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education has already established a database of graduates which has been made exclusively available to Intac Purun. Intac Purun intends to provide comprehensive employment information over its Internet portal to facilitate these graduates’ employment search and future career development. This Internet portal will also offer employers a platform to list open positions available to final year graduates contained within this database. This fee-based service will be primarily made available to final year graduates; however, it is anticipated that in the future, the portal will be developed further to offer a variety of premium products and services to subscribers.  At the time of formation, the joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  In June 2004, INTAC purchased an additional indirect 15% interest in Intac Purun from Putian.  This additional 15% indirect ownership interest increases INTAC’s total indirect ownership in Intac Purun to 60%.  INTAC’s ownership in Intac Purun is held indirectly through PRC nominees.

In September 2004, INTAC indirectly formed two new companies, Beijing Intac Meidi Advertising Company Limited (“Intac Advertising”) and Beijing Intac Meidi Technology Development Company Limited (“Intac Technology”), both Chinese corporations.  Intac Advertising and Intac Technology were established to provide advertising services and value added services in support of Intac Purun.

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

In August of 2005, the Company changed its fiscal year end from December 31st to September 30th. Accordingly, the accompanying financial statements include the consolidated balance sheets as of September 30, 2005 and December 31, 2004. The related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows are presented for the nine months ended September 30, 2005 and the two years ended December 31, 2004 and 2003.

(b)      Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, INTAC International Holdings Limited, INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., Beijing Intac Media Advertising Company Limited, Beijing Intac Meidi Technology Development Company Limited, Beijing Huana Xinlong Information and Technology Development Co., Ltd. and its 60% owned subsidiary INTAC Purun.  All intercompany balances and transactions have been eliminated in consolidation.

In consolidating the Company’s 45% indirect ownership interest in Intac Purun during the period from October 2003 (formation) through the period that INTAC acquired the additional 15% indirect ownership interest in June 2004; the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights”.  INTAC is designated as the operating partner for the joint venture, has effective control of the Board of Directors and appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder since the inception of Intac Purun.  Accordingly, management concluded that it was necessary to consolidate Intac Purun since the acquisition of its 45% ownership interest in order to properly reflect the substance of the Company’s control position.

(c)      Liquidity

As of September 30, 2005 and December 31, 2004, INTAC had retained earnings balances of $2,786,610 and $4,252,992, respectively, primarily due to net income (loss) for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, partially offset by prior periods’ accumulated deficits.  The Company raised equity financing of $4.5 million in September 2003 and $12.0 million in May 2004.  Proceeds of the private placements are being used to expand Intac Purun’s career development services and for working capital purposes.

As of September 30, 2005 and December 31, 2004, INTAC maintained cash of $2,635,868 and $5,532,928, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2005 and December 31, 2004, INTAC maintained working capital of $19,567,248 and $19,811,271, respectively.

Although there is a significant amount of working capital as of September 30, 2005, a substantial amount is tied up in trade receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, in the last two years as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived approximately 53% of our revenue during the nine months ended September 30, 2005 and year ended December 31, 2004. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance is all collectible, we do not anticipate reducing the outstanding balance ($14.9 million) significantly in the near future.

We have entered into an installment payment plan agreement with Mr. Lam to pay his current balance due over a period of nine months. The first payment in accordance with this agreement was received in November 2005 in the amount of $1.7 million. As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

Additionally, our Career Development Services trade receivable balance has increased in 2005 to $5.8 million. The increase relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding has taken many months. As of September 30, 2005, approximately $3.0 million of our trade receivable balance relates to sales of educational software completed before December 31, 2004. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty.

Included as part of the obligations assumed in the acquisition of Huana Xinlong is a commitment to complete the required capitalization of that company in accordance with PRC laws and regulations.  A total of $1.6 million must be invested in Huana Xinlong by February 26, 2006 to complete the PRC capitalization requirements. We believe an extension can be obtained if funds are not available to capitalize Huana Xinlong.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner. However, if Mr. Lam does not pay timely or if the Chinese government does not fund our school district customers in a reasonable amount of time, it will have a material adverse effect on our liquidity. With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common shareholders. There can be no assurances that we will be able to obtain additional financing or obtain additional financing on terms which are acceptable to us.

(d)      Cash and Cash Equivalents

For purposes of the balance sheets and statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in high quality financial institutions and does not believe any undue risk is associated with its cash balances.  A large portion of the cash balance is maintained at one financial institution.

(e)      Concentration of Credit Risk and Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and are not collateralized. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company does not charge interest on overdue balances. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Based upon the above criteria, as of September 30, 2005 and December 31, 2004, there is no allowance for uncollectible amounts. As noted above in our discussion about liquidity, we believe all trade receivable balances, specifically those related to our customer Mr. Lam and the various school districts in China, are ultimately collectible in full; however, the timing of the collections from the Chinese school districts cannot be estimated with certainty.

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

Depreciation and amortization is calculated to write off the cost of the fixed asset over the shorter of the useful life or, if applicable, the remaining lease term, on a straight line basis, at the following annual rates:

Furniture and fixtures	20%
Leasehold improvements	20%
Motor vehicles	20%

(i)      Intangible Assets

In accordance with the accounting rules contained in SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS 142”), the Company reviews each indefinitely lived intangible asset for impairment annually and when events or circumstances indicate that the asset might be impaired.  Impairment is measured as the amount by which the Company’s carrying value exceeds the fair value.  Should impairment be indicated, the impaired amount will be charged to expense.  As of September 30, 2005 and December 31, 2004, the Company performed its annual impairment tests and found none of its goodwill to be impaired.

Non-amortizable intangible assets include the following:

•      Recorded goodwill of $59,021 attributable to the wireless handset distribution segment.

•      Recorded goodwill of $1,064,113 relating to the acquisition of an additional 15% indirect ownership interest in Intac Purun from Putian for $1.5 million attributable to the career development services segment.

•      Recorded goodwill of $11,735,656 relating to the acquisition of Huana Xinlong attributable to the career development services segment. The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries.

Amortizable intangible assets include the following:

•      The legal right for exclusive access to a student database which is owned by the PRC Ministry of Education.  The Company acquired the access right in October 2003 in connection with the formation of Intac Purun.  The access right to this student database has been recorded based on a valuation completed in December 2004.  Management has determined that this intangible asset has a finite life as contemplated by SFAS No. 142 and accordingly, this asset is being amortized over a five year life on a straight line basis in accordance with the terms of the internet content provider license agreement.

	Weighted Average	September 30, 2005		December 31, 2004
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Internet portal database gateway	3.0	$411,666	$106,570	$411,666	$60,897

Amortization expense was $45,673 for the nine months ended September 30, 2005 and $60,897 for the year ended December 31, 2004. Estimated aggregate amortization expense for each of the next five years is as follows:

2006	$98,950
2007	98,950
2008	98,950
2009	8,246
2010	—
Total	$305,096

(j)      Acquired Software

Software was acquired in connection with the acquisition of Huana Xinlong.  This software has been recorded based on a valuation completed in December 2004.  Amortization is recorded based on the remaining estimated useful life of approximately three years on a straight line basis.  At September 30, 2005, acquired software recorded value totalled $2,039,307 with accumulated amortization totalling $629,847.

(k)      Deposits Received

Deposits received are payments received from customers for down payments for wireless handsets and vehicles.

(l)      Revenue Recognition

The Company’s revenue is derived from primarily two sources (i) career development services which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China and (ii) distribution revenue, which includes wireless handsets distribution mainly into China.

Career Development Services:

The Company licenses software products including access to its student database and education materials under two and three-year term licenses. The software licenses provide for updates to new versions if and when made available.  No express rights of return are granted.  The Company sells its products and services via a direct sales force and under certain circumstances, sales agents.

Product revenue from the license of the Company’s software products is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue.  In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met.  Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant.  Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

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

Subscription revenue which will be earned primarily through our Internet portal business, will be recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company will recognize the net amount billed by the mobile operator as revenue.  To date the Company has generated minimal revenue from subscription services.

(l)      Revenue Recognition

Distribution Business:

The Company’s wireless handset revenue is generally generated from a quick turn of product. The Company recognizes revenue upon delivery of product to its customers. Products are sold “as is” and the Company does not provide servicing of the wireless handsets, nor does the Company receive any usage revenue from the wireless handsets distributed.

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

(m)          Cost of Revenues

Career Development Services:

The Company’s career development services cost of revenue is comprised of the service fees paid for the provision of software training and technological services, and the amortization charge for acquired software.

Distribution Business:

The Company’s distribution business cost of revenues is comprised of the cost of the wireless handset products distributed.

(n)      Vendor Programs

Incentive arrangements such as volume incentive rebates or other vendor programs are accounted for in accordance with the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” and Emerging Issues Task Force No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturer”.  To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier.  Volume incentive rebates are consideration received from the suppliers when purchases or sell-through targets are attained or exceeded within a specific time period.  The amount of rebate earned in any financial reporting period is accrued as a vendor receivable. This same amount is either a reduction on inventory cost or is a reduction of cost of sales for those items already sold.  Volume rebates to date have been determined based on actual negotiated volume discounts.

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

(q)      Foreign Currency Translation

The Company’s operations in China and Hong Kong use the local currencies as their functional currencies.  German operations use the Hong Kong dollar as its functional currency. The accompanying consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.

Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity.

Realized and unrealized gains (losses) on currency transactions between foreign entities is included in other income (expense) in the accompanying statements of operations.

(r)      Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Computation of diluted income per share for the year ended December 31, 2004 includes dilutive stock options and restricted stock awards granted under the terms of the Company’s 2001 Long Term Incentive Plan.  Stock options and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share for the nine months ended September 30, 2005 and year ended December 31, 2003 because their effects are anti-dilutive.

(s)      Segment Reporting

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

At September 30, 2005, the Company is considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  As used herein, the measure of segment profit (loss) is not intended as either a substitute or replacement for operating income (as reported according to USGAAP), or as a measure of the financial results of operations or cash flows from operations (as presented according to USGAAP).

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

 (u)      Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates and related assumptions include the assessment of the provision for doubtful accounts, the assessment of the impairment of tangible and intangible long-lived assets, the assessment of the valuation allowance on deferred tax assets, the purchase price allocation on acquisitions and the assessment of criteria related to revenue recognition. Actual results could differ from those estimates.

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

(w)      Employee Benefit Plans

The Company’s subsidiaries in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees.  Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau monthly contributions at a stated contribution rate based on the monthly basic compensation of qualified employees.  The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contributions.  Employee benefit plan costs to date have not been significant.

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

On August 28, 2005, the Board of Directors of INTAC approved the acceleration of vesting of all unvested options to acquire shares of the Company’s common stock.  These options were previously awarded in 2003 and 2004 under the Company’s 2001 Long Term Incentive Plan and were to vest in three equal annual installments after the date of grant.  Options to purchase 200,000 shares of common stock at exercise prices between $9.50 and $15.75, prices above the current market price of the Company’s common stock, are subject to this acceleration.

The acceleration of the vesting of these options was undertaken primarily to eliminate the related future stock-based compensation expense.  Upon the commencement of fiscal year 2006, on October 1, 2005, the Company is required to adopt the provisions of Statement of Financial Accounting Standard No. 123R “Share Based Payment” (“SFAS 123R”) which requires the recognition of stock-based compensation associated with stock options as an expense in financial statements.  Stock-based compensation pro forma expense associated with the accelerated options amounts to approximately $525,000 on a pre-tax basis ($331,000 in fiscal year 2006, $182,000 in fiscal year 2007 and $12,000 in fiscal year 2008).

For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  Had the Company determined compensation based on the fair value at the date of grant for its options under SFAS No. 123 (as amended), net income (loss) and net income (loss) per share for the nine months ended September 30, 2005 and the years ended December 31, 2004 and, 2003 would have decreased or increased as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Net income (loss), as reported	$(1,466,382)	$5,816,497	$(239,196)
Add: Total stock-based employee compensation expense included in reported net income (loss)	136,112	233,333	233,333
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,117,425)	(843,407)	(447,092)
Pro forma net income (loss)	$(2,447,695)	$5,206,423	$(452,955)

Net income (loss) per share – basic as reported	$(0.07)	$0.28	$(0.01)

Net income (loss) per share – diluted as reported	$(0.07)	$0.28	$(0.01)

Net income (loss) per share – basic proforma	$(0.11)	$0.25	$(0.02)

Net income (loss) per share – diluted proforma	$(0.11)	$0.25	$(0.02)

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

(z)      Fair Value of Financial Instruments

The carrying amounts of all current assets and current liabilities at September 30, 2005 and December 31, 2004 approximate their fair values because of the short maturity of these instruments.

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

(bb)     Impact of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the beginning of fiscal 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.  The adoption of this statement will have the effect of reducing net income and income per share or increasing net loss and net loss per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

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

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at September 30, 2005) to reduce the minority interest in Intac Purun to zero.  The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity (deficit) in Intac Purun by the Company have been restored.

3.  SALE OF INVESTMENT IN NEW TECH HANDELS

On September 1, 2004, Holdings sold all of the outstanding shares of New Tech. The results of operations of New Tech have been included in the consolidated financial statements through the date of disposal. The aggregate sales price of $365,370 was received in the form of a unsecured, non-interest bearing short-term note which was collected in the second quarter of 2005.

The following table summarizes the investment in New Tech as of the date of sale and the gain on disposal.

Current assets	$850,644
Property and equipment	57,589
Total assets	908,233
Total liabilities	(557,918)
Investment in New Tech	350,315
Consideration	365,370
Gain on sale (included in other income)	$15,055

4.  PURCHASE OF HUANA XINLONG

In December 2004, the Company acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”). Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China. The acquisition was accounted for using the purchase method of accounting.  The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005 (and the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million).  The Company agreed to file a registration statement to register these shares within 90 days after the closing of the acquisition, which has now been verbally extended indefinitely.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$306,333
Acquired software	2,039,307
Other non-current assets	192,801
Total assets acquired	2,538,441
Current liabilities assumed	1,274,097
Net assets acquired	1,264,344
Purchase price	13,000,000
Excess purchase price	$11,735,656

The excess of the purchase price over the fair value of the net indentifiable assets acquired represents goodwill and is not deductible for income tax purposes.  The allocation of the purchase price includes an independent valuation of the software which was completed in December 2004.

5.  INVENTORIES

As of September 30, 2005 and December 31, 2004, inventories totaled $1,158,641 and $317,390, respectively, consisting of $1,148,981 and $306,749 for the distribution business segment (wireless handsets $1,148,981 and $1,067 and vehicles $0 and $305,682, respectively) and $9,660 and $10,641, respectively for the career developments services segment

6.  PROPERTY AND EQUIPMENT, NET

As of September 30, 2005 and December 31, 2004, property and equipment consisted of the following:

	September 30, 2005	December 31, 2004

Furniture and fixtures	$938,036	$873,920
Leasehold improvements	155,302	129,039
Motor vehicles	1,039,036	973,023
Other	24,395	17,428
	2,156,769	1,993,410
Less: Accumulated depreciation and amortization	(608,906)	(325,701)
	$1,547,863	$1,667,709

7.  OTHER ASSETS

As of September 30, 2005 and December 31, 2004, other assets consisted of the following:

	September 30, 2005	December 31, 2004

Deposit for software development costs	$99,490	$218,926
Deposits and memberships	194,225	452,722
Prepaid administrative and professional fees	122,163	87,112
Other	104,054	209,627
	$519,932	$968,387

8.  CONCENTRATION OF RISKS

For the nine months ended September 30, 2005, one distribution customer accounted for more than 10% of our total revenue. For the year ended December 31, 2004, two distribution customers each accounted for more than 10% of total revenue, as follows:

	Sales percentage
Company	September 30, 2005	December 31, 2004
Mr. Lam	52.9%	54.9%
Mr. Lau	0.0%	10.4%

For the nine months ended September 30, 2005 one distribution vendor accounted for more than 10% of our total purchases. For the year ended December 31, 2004, our product suppliers were concentrated in three distribution vendors, as follows:

	Purchase percentage
Company	September 30, 2005	December 31, 2004
T-Mobile Deutschland	72.4%	—
Deutsche Telekom	—	57.0%
Mr. Wong	—	14.1%
Wai Luen International Trading Company	—	11.8%

As of September 30, 2005, one distribution customer accounted for more than 10% of our trade receivables. As of December 31, 2004, two distribution customers each accounted for more than 10% of our trade receivables as follows:

	Trade Receivable percentage
Company	September 30, 2005	December 31, 2004
Mr. Lam	66.9%	64.7%
T-Mobile Deutschland	—	13.6%

9.  INCOME TAXES

The Company is subject to income taxes on income arising in or derived from the tax jurisdictions in which it is domiciled and operates.  Pursuant to an expense sharing arrangement, the Company’s U.S. losses have been allocated to the Hong Kong operating subsidiaries based upon the relative amount of each Hong Kong subsidiary’s’ gross profit margin. Net income (loss) before income pertaining to foreign operations totals approximately $140,000, $7.4 million and $860,000 for the nine months ended September 30, 2005 and years ended December 31, 2004 and 2003, respectively.

	Nine Months ended September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Current:
United States Federal and State	$—	$—	$—
Foreign	(132,912)	931,847	—
Total current provision for income taxes	$(132,912)	$931,847	$—

The Company has substantial net operating loss carryforwards in some of its Hong Kong and PRC operating entities.  As a result,

most of these entities have net deferred tax assets.  The Company has provided a valuation allowance to reduce these deferred tax assets to $156,580 based on the uncertainty of generating future taxable income. Accordingly, the Company has recorded a deferred income tax benefit of $156,580 for the nine months ended September 30, 2005 and no income tax provision for the years ended December 31, 2004 and 2003.

The provision for income taxes for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003 differed from the amount computed by applying the U.S. income tax rate of 34% to income (loss) before income taxes as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Computed “expected” tax expense	$(543,760)	$2,294,437	$(81,327)
Rate differences resulting from differing tax rates for different tax jurisdictions	49,152	(853,464)	244,309
Tax holiday effect for PRC entities not currently subject to income taxes	(561,483)	(754,337)	—
Change in valuation allowance	921,910	237,549	(173,325)
Other	1,269	7,662	10,343
	$(132,912)	$931,847	$—

The tax holiday earnings per share for the nine months ended September 30, 2005 and the year ended December 31, 2004 total $0.03 and $0.04, respectively.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005	December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	$1,676,495	$848,538
Depreciation of fixed assets	—	5,124
Restricted Stock	80,920	34,643
Total deferred tax assets	1,757,415	888,305
Deferred tax liabilities:
Deferred income	(75,730)	(122,587)
Depreciation of fixed assets	(9,093)	(20,735)
Other	(5,699)	—
Valuation allowance	(1,666,893)	(744,983)
Net deferred tax assets	$—	$—

The net operating losses available at September 30, 2005, to offset future taxable income in the U.S., Hong Kong, China, and Germany are $599,742, $1,650,026, $4,061,844, and $0 respectively.  The income tax rates for Hong Kong, China and Germany are 17.5%, 33% and 26.375%, respectively. The net operating losses generated in China expire beginning in 2007 if not utilized.  The net operating losses generated in Germany and Hong Kong have no expiration date and carry forward indefinitely.

10.  RELATED PARTY TRANSACTIONS

(a)           As of September 30, 2005 and December 31, 2004, the Company’s majority shareholder, Mr. Wei Zhou was the beneficial owner of 54.0% and 54.0% respectively, of the Company’s issued outstanding common stock.

(b)           Mr. Zhou is the CEO, President, Treasurer and a Director of the Company. As of September 30, 2005 and December 31, 2004, Mr. Zhou had made net advances to the Company amounting to $116,661 and $115,664, respectively.

11.  STOCKHOLDERS’ EQUITY

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

In May 2004, the Company sold 800,000 shares of its unregistered, restricted common stock to an accredited investor in a private placement transaction for proceeds of $12.0 million.  This transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D. Proceeds from the $12.0 million private placement were used to expand Intac Purun’s career development and Internet portal business and for general working capital purposes.  In May 2004, the Company filed a registration statement with the Securities and Exchange Commission, registering the resale of these shares plus 1,000,000 shares from the private placement to a different shareholder completed in September 2003.  The registration statement also registered an additional 2,000,000 shares for possible future issuances.  The registration statement was effective July 29, 2004.

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

On August 28, 2005 the Company completed a stock option grant to four of its Directors to purchase 25,000 shares of the Company’s common stock (an aggregate of 100,000 shares) at an exercise price of $6.40 per share, representing the market value on the date of the grant. These stock options vest in two equal annual installments on the first two anniversaries of the date of the grant. The per share fair value of the stock options granted, estimated on the date of the grant using the Black-Scholes options pricing model was $1.97. The fair value of the option grant was estimated on the date of the grant using the following assumptions: no dividend yield; expected volatility of 50%; risk-free interest rate of 4.09%; and expected life of two years. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

On August 28, 2005 the Company completed a stock option grant to four of its Directors to purchase 12,500 shares of the Company’s common stock (an aggregate of 50,000 shares) at an exercise price of $6.40 per share, representing the market value on the date of grant.  These stock options vest in three equal annual installments on the first three anniversary dates of the grant.  The per share fair value of the stock options granted, estimated on the date of the grant using the Black-Scholes options pricing model was $2.19.  The fair value of the option grant was estimated on the date of the grant using the following assumptions:  no dividend yield; expected volatility of 44%; risk-free interest rate of 4.09%; and expected life of three years.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

On December 3, 2004, the Company made a stock option grant to an employee to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.50 per share, representing the market value on the date of the grant. These stock options were cancelled in the third quarter of 2005 upon resignation of the employee.

On March 2, 2004 and March 11, 2004, the Company completed a stock option grant to four of its Directors to purchase 50,000 shares of the Company’s common stock (an aggregate of 200,000 shares) at an exercise price of $15.75 per share for three of the Directors and $14.72 per share for the remaining Director, representing the market values on the date of each grant.  These stock options vest in three equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted on March 2, 2004 and March 11, 2004, estimated on the date of grant using the Black-Scholes options pricing model, was $6.03 and $5.63, respectively.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 55%; risk-free interest rate of 2.0%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. On March 31, 2005, 50,000 of these options were cancelled due to the resignation of a director.  On June 30, 2005 another 50,000 of these options were cancelled when another director did not stand for re-election.  On August 28, 2005, the Board of Directors accelerated the vesting of the remaining options as described in “General and Summary of Significant Accounting Policies”.

On November 3, 2003, the Company made a stock option grant to one of its Directors to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.89 per share, representing the market value on the date of grant.  This stock option vests in 3 equal annual installments on the first three anniversary dates of the date of grant.  The per share fair value of the stock options granted in 2003, estimated on the date of grant using the Black-Scholes options pricing model, was $3.85.  The fair value of the option grant was estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 66%; risk-free interest rate of 2.1%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period. On August 28, 2005, the Board of Directors accelerated the vesting of these options as described in “General and Summary of Significant Accounting Policies”.

On July 29, 2002, the Company made the following stock option grant and restricted stock award to its Senior Vice President and Chief Financial Officer:  (i) a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $3.50 per share representing the market value on the date of grant under the Company’s “2001 Long Term Incentive Plan” and (ii) a restricted stock award of 200,000 shares of the Company’s common stock.  This stock option and restricted stock award vested in three equal annual installments on the first three anniversary dates of the date of grant.  The total market value of the stock award totaled $700,000 at the date of grant.  This amount was amortized and expensed over the three year vesting period.  The Company’s amortization in connection with the stock award resulted in a non-cash compensation charge of $136,112,  $233,333 and $233,333 during the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively.  At September 30, 2005, all options are exercisable and all options expire, if unexercised, on July 29, 2009.  During the nine months ended September 30, 2005, 68,000 shares of restricted stock were issued, and during the year ended December 31, 2004, 132,000 shares of the restricted stock were issued.  The per share fair value of the stock options granted in 2002, estimated on the date of grant using the Black-Scholes options pricing model, was $2.01.  The fair value of the option grant is estimated on the date of grant using the following assumptions: no dividend yield; expected volatility of 86%; risk-free interest rate of 4.7%; and expected life of three years.  For purposes of proforma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.

A summary of stock option activity and related information for the nine months ended September 30, 2005 and years ended December 31, 2004 and 2003 is as follows:

	2005		2004		2003
Plan Category	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price

Outstanding at beginning of year	600,000	$8.53	350,000	$4.41	300,000	$3.50
Grant	150,000	$6.40	250,000	$14.29	50,000	$9.89
Cancelled	(150,000)	$13.32	—	—	—	—
Exercised	—		—	—	—	—
Total	600,000	$6.80	600,000	$8.53	350,000	$4.41
Options exercisable at end of year	450,000	$6.93	216,667	$3.99	100,000	$3.50

Information related to stock options outstanding at September 30, 2005, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 9/30/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 9/30/05	Weighted Average Exercise Price
$3.50	300,000	3.8 years	$3.50	300,000	$3.50
$9.89	50,000	5.0 years	$9.89	50,000	$9.89
$15.75	100,000	5.4 years	$15.75	100,000	$15.75
$6.40	150,000	7.0 years	$6.40	—
	600,000			450,000

(c) Earnings Per Share

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2005	2004	2003
Basic earnings per share:
Net income (loss)	$(1,466,382)	$5,816,497	$(239,196)

Weighted average shares outstanding	22,149,122	20,711,122	19,481,122

Basic earnings (loss) per share	$(0.07)	$0.28	$(0.01)

Diluted earnings per share:
Net income (loss)	$(1,466,382)	$5,816,497	$(239,196)

Weighted average shares outstanding	22,149,122	20,711,122	19,481,122

Dilutive stock options and restricted stock award	—	296,856	—

Total common shares and dilutive securities	22,149,122	21,007,978	19,481,122

Diluted earnings (loss) per share	$(0.07)	$0.28	$(0.01)

Stock options and the restricted stock award outstanding at September 30, 2005 and December 31, 2003, are not included in the diluted earnings per share computation because they are anti-dilutive.

(d)           Dividend Payment Restrictions

There are no restrictions on the Company’s payment of dividends.  Although there are certain ministerial requirements with respect to dividends by our PRC domiciled subsidiaries, these ministerial requirements do not rise to the level of “restrictions”.  Substantially all of our retained earnings is attributable to our PRC and Hong Kong domiciled subsidiaries.

12.  SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business.  Information regarding operating segments is presented in the following tables:

	Revenues	Segment profit (loss)
Nine Months Ended September 30, 2005
Distribution business segment	$57,019,701	$(610,651)
Career development services segment	4,218,779	(659,422)
Total	$61,238,480	$(1,270,073)

Year Ended December 31, 2004
Distribution business segment	$111,025,925	$5,828,120
Career development services segment	4,231,076	710,482
Total	$115,257,001	$6,538,602

Year Ended December 31, 2003
Distribution business segment	$91,353,172	$(87,267)
Career development services segment	—	(126,737)
Total	$91,353,172	$(214,004)

A reconciliation from the segment information to the net income (loss) for the years ended September 30, 2005 and December 31, 2004 and 2003, is as follows:

	Nine Months ended September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Segment gain (loss)	$(1,270,073)	$6,538,602	$(214,004)
Depreciation	(325,283)	(278,382)	(68,793)
	(1,595,356)	6,260,220	(282,797)
Other income	(4,004)	102,027	18,911
Minority interest	—	366,715	65,809
Interest expense (net)	66	19,382	(41,119)
Income taxes	132,912	(931,847)	—
Net income (loss)	$(1,466,382)	$5,816,497	$(239,196)

Total assets for the operating segments at September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005	December 31, 2004

Distribution business segment	$21,554,481	$19,432,313
Career development services segment	22,837,478	22,257,459
Total	$44,391,959	$41,689,772

Total assets based on their geographic location at September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005	December 31, 2004

Europe	$2,703,556	$417,445
Asia	41,523,590	41,187,605
United States	164,813	84,722
Total	$44,391,959	$41,689,772

The percentage of total revenue based upon the destination of the sale by geographic sector:

	September 30, 2005	December 31, 2004	December 31, 2003

Europe	32.3%	6.1%	5.6%
Asia	67.7%	93.9%	94.4%
Total	100.0%	100.0%	100.0%

The percentage of total revenue based upon the origin of the sale by geographic sector:

	September 30, 2005	December 31, 2004	December 31, 2003

Europe	32.3%	6.1%	7.1%
Asia	67.7%	93.9%	92.9%
Total	100.0%	100.0%	100.0%

13.  COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the total future minimum lease payments under non-cancelable operating leases of the Company’s office facilities are as follows:

Fiscal 2006	$270,788
Fiscal 2007	238,527
Fiscal 2008	42,498
Fiscal 2009	—
Fiscal 2010	—
Thereafter	—
$551,813

For the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, rental expense which is included in selling, general and administrative expense amounted to $445,067, $163,000 and $147,972, respectively.

There are uncertainties regarding the indirect ownership and the legal basis of the Company’s ability to operate an Internet portal business in China. Although China has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Included as part of the obligations assumed in the acquisition of Huana Xinlong is a commitment to complete the required capitalization of that company in accordance with PRC laws and regulations.  A total of $1.6 million must be invested in Huana Xinlong by February 26, 2006 to complete the PRC capitalization requirements.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended September 30, 2005.

	Three Months Ended
	Sept, 30 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003
Revenue
Distribution business	$24,233,681	$19,812,031	$12,973,988	$46,619,517	$33,219,898	$22,751,340	$8,435,170	$24,898,160
Career development services	1,117,396	1,416,238	1,685,145	4,172,101	39,416	19,559	—	—
Total revenues	25,351,077	21,228,269	14,659,133	50,791,618	33,259,314	22,770,899	8,435,170	24,898,160

Total gross profit	1,955,248	1,734,308	2,265,294	7,141,693	2,361,717	2,329,178	359,403	937,945

Net income (loss)	$(854,129)	$(437,124)	$(175,129)	$4,842,168	$619,838	$873,362	$(518,871)	$(145,975)

Net income (loss) per share – basic	$(0.04)	$(0.02)	$(0.01)	$0.23	$0.03	$0.04	$(0.03)	$0.00

Net income (loss) per share – diluted	$(0.04)	$(0.02)	$(0.01)	$0.23	$0.03	$004	$(0.03)	$0.00

Weighted average shares outstanding – basic	22,164,455	22,141,455	22,141,455	21,121,455	21,077,455	20,456,122	20,189,455	20,189,455

Weighted average shares outstanding – diluted	22,164,455	22,141,455	22,141,455	21,373,234	21,323,077	20,898,939	20,189,455	20,189,455

Significant adjustments in the third quarter for the nine months ended September 30, 2005 and the fourth quarter for the years ended December 31, 2004 and 2003

In September 2005, the Company was awarded a volume discount incentive rebate related to the third quarter of 2005 from a major supplier in the amount of $1,085,220. The volume discount was recorded as a decrease to cost of revenue in the third quarter of 2005.

In December of 2004 and 2003, the Company entered into an agreement with a major customer whereby the customer would pay an additional premium of $489,755 and $753,398, respectively to the Company for wireless handset products previously purchased. The premium was recorded as an increase in revenue for the fourth quarter of 2004 and 2003, respectively.

In December 2004, the Company was awarded a volume incentive rebate related to the fourth quarter of 2004 from a major supplier in the amount of $1,904,357. The volume discount was recorded as a decrease to cost of revenue in the fourth quarter of 2004.

15.  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The selected financial data presented for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003 below has been derived from our audited consolidated financial statements. The selected financial data for the nine months ended September 30, 2004 is unaudited and has been derived from our quarterly report on Form 10-Q for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission.

Statement of Operations Data:

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2004	2003
Revenue
Distribution business	$57,019,701	$64,406,408	$111,025,925	$91,353,172
Career development services	4,218,779	58,975	4,231,076	—
Total revenue	61,238,480	64,465,383	115,257,001	91,353,172
Cost of revenues
Distribution business	54,244,331	59,415,086	101,831,520	87,852,546
Career development services	1,039,299	—	1,233,490	—
Total cost of revenue	55,283,630	59,415,086	103,065,010	87,852,546
Gross profit	5,954,850	5,050,297	12,191,991	3,500,626
Operating expenses (income)
Product development	2,660,793	1,121,219	1,819,501	—
Distribution expenses	507,761	647,594	757,314	1,014,673
Selling, general and administrative expenses	4,765,585	2,493,334	3,354,956	2,768,750
Gain on sale of assets	(383,933)	—	—	—
Total operating expenses, net	7,550,206	4,262,147	5,931,771	3,783,423
Income (loss) from operations	(1,595,356)	788,150	6,260,220	(282,797)
Total other income (expenses)	(3,938)	516,825	488,124	43,601
Income (loss) before income taxes	(1,599,294)	1,304,975	6,748,344	(776,755)
Income taxes	(132,912)	330,646	931,847	—
Net income (loss)	$(1,466,382)	$974,329	$5,816,497	$(239,196)
Net income (loss) per share – basic	$(0.07)	$0.05	$0.28	$(0.01)
Net income (loss) per share - diluted	$(0.07)	$0.05	$0.28	$(0.01)
Weighted average shares outstanding – basic	22,149,122	20,574,344	20,711,122	19,481,122
Weighted average shares outstanding - diluted	22,149,122	20,870,056	21,007,978	19,481,122

F31

Valuation and Qualifying Accounts

Nine months ended September 30, 2005 and years ended December 31, 2004 and 2003

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Accounts receivable
Allowance for doubtful accounts
2003	$—	$—	$—	$—
2004	—	—	—	—
2005	—	—	—	—

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year

Deferred income tax asset
Valuation allowance
2003	$401,304	$—	$(173,235)	$228,069
2004	228,069	—	516,914	744,983
2005	744,983	—	921,910	1,666,893

S-1