Form 10-Q
period 2005-12-31
INTAC INTERNATIONAL INC
filed 2006-02-10
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

☒ Yes  ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

The number of shares of the registrant’s common stock outstanding as of February 10, 2006 was 22,206,108.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

	December 31,	September 30,
	2005	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,117,819	$2,635,868
Trade accounts receivable (net of allowance for doubtful accounts of $0 at December 31, 2005 and September 30, 2005)	19,639,575	21,000,362
Supplier rebate receivable	2,384,456	2,485,267
Other receivables	529,126	416,770
Inventories	705,158	1,158,641
Deposits paid	—	26,820

Total current assets	26,376,134	27,723,728

Property and equipment, net	1,645,601	1,547,863
Other assets	441,500	519,932
Advances to officers of subsidiaries and employees	68,016	27,090
Internet portal database gateway, net	288,652	305,096
Acquired software, net	1,220,506	1,409,460
Goodwill	14,817,691	12,858,790

Total assets	$44,858,100	$44,391,959

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$5,347,162	$5,949,452
Accrued expenses	1,151,334	1,090,145
Income taxes payable	454,622	604,481
Common stock issuable for Huana Xinlong acquisition	1,958,901	—
Other liabilities	216,685	311,979
Deferred revenue	20,299	32,479
Due to shareholder	116,661	116,661
Deposits received	—	51,283

Total current liabilities	9,265,664	8,156,480
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,206,108 and 22,189,455 shares issued and outstanding, respectively	22,206	22,189
Additional paid-in capital	33,495,640	33,399,433
Retained earnings	2,052,180	2,786,610
Accumulated other comprehensive income	22,410	27,247

Total stockholders’ equity	35,592,436	36,235,479

Total liabilities and stockholders’ equity	$44,858,100	$44,391,959

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended December 31,
	2005	2004

Revenues
Distribution business	$17,042,086	$46,619,517
Career development services	1,190,630	4,172,101

Total revenues	18,232,716	50,791,618

Cost of revenues
Distribution business	16,586,543	42,416,435
Career development services	217,785	1,233,490

Total cost of revenues	16,804,328	43,649,925

Total gross profit	1,428,388	7,141,693

Operating expenses
Product development	762,254	698,282
Distribution expenses	137,536	109,720
Selling, general and administrative expenses	1,469,208	861,622

Total operating expenses	2,368,998	1,669,624

Income (loss) from operations	(940,610)	5,472,069

Other income (expenses)
Foreign currency exchange gain (loss)	45,099	(752)
Interest income (expense), net	5,177	7,456
Other income (expense), net	18,655	(35,404)

Total other income (expenses), net	68,931	(28,700)

Income (loss) before income taxes	(871,679)	5,443,369

Income taxes	137,249	(601,201)

Net income (loss)	$(734,430)	$4,842,168

Net income (loss) per share – basic	$(0.03)	$0.23

Net income (loss) per share – diluted	$(0.03)	$0.23

Weighted average shares outstanding – basic	22,196,599	21,121,455

Weighted average shares outstanding – diluted	22,196,599	21,373,234

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended December 31,
	2005	2004

Cash flow from operating activities:
Net income (loss)	$(734,430)	$4,842,168
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	112,198	109,139
Amortization of internet portal database gateway and acquired software	205,400	78,210
Compensation in connection with restricted stock award	—	58,337
Other comprehensive income (loss)	(4,837)	19,117
Stock-based compensation expense	38,261	—
Changes in operating assets and liabilities, net of effect of acquisition in 2004:
Trade accounts receivable	1,360,787	3,202,018
Supplier rebate receivable	100,811	—
Other receivables	(112,357)	1,152
Inventories	453,483	112,244
Due to officers of subsidiaries	—	(320,440)
Deposits paid	26,820	74,423
Other assets	78,432	—
Trade accounts payable and accrued expenses	(541,101)	(11,479,342)
Income taxes payable	(149,859)	650,884
Other liabilities	(95,294)	7,140
Deferred revenue	(12,180)	(103,525)
Deposits received	(51,283)	(14,103)
Net cash provided by (used in) operating activities	674,851	(2,762,578)

Cash flow from investing activities:
Purchase of property and equipment	(209,937)	(365,940)
Purchase of other assets	—	(412,970)
Cash included in purchase of subsidiary	—	246,528
Repayment from officers of subsidiaries and employees	—	313,158
Advances to officers of subsidiaries and employees	(40,926)	—
Net cash used in investing activities	(250,863)	(219,224)

Cash flow from financing activities:
Proceeds from exercise of stock options	57,963	—
Borrowing from (repayment to) shareholders, net	—	(30,749)
Net cash provided by (used in) financing activities	57,963	(30,749)

Net increase (decrease) in cash and cash equivalents	481,951	(3,012,551)

Cash and cash equivalents at beginning of period	2,635,868	8,545,479

Cash and cash equivalents at end of period	$3,117,819	$5,532,928

Supplemental disclosure of cash flow information:

Cash paid for interest	$545	$120

Non-cash investing and financing activities:

Stock issuable/issued for Huana Xinlong acquisition	$1,958,901	$13,000,000

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005
(Unaudited)

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                  Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas).  During the periods reported, the Company’s revenues were derived primarily from the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to equipment wholesalers, agents, retailers and other distributors (referred to as our Distribution Segment), mainly in Hong Kong.  The Company announced the shift in focus of its business plan and is now focused on the expansion and maturation of its career development services in China.

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

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the nine months ended September 30, 2005, are unaudited (except for the September 30, 2005 balance sheet, which was derived from the Company’s audited consolidated financial statements). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

In August of 2005, the Company changed its fiscal year end from December 31st to September 30th.

(b)                                 Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Holdings, INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., Beijing Intac Media Advertising Company Limited, Beijing Intac Meidi Technology Development Company Limited, Huana Xinlong and its 60% owned subsidiary Intac Purun. All intercompany balances and transactions have been eliminated in consolidation.

In consolidating the Company’s 45% indirect ownership interest in Intac Purun during the period from October 2003 (formation) through the period that INTAC acquired the additional 15% indirect ownership interest in June 2004, the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights”.  INTAC is designated as the operating partner for the joint venture, has effective control of the Board of Directors and appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling shareholder since the inception of Intac Purun.  Accordingly, management concluded that it was necessary to consolidate Intac Purun since the acquisition of its 45% ownership interest in order to properly reflect the substance of the Company’s control position.

(c)                                  Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(d)                                 Liquidity

As of December 31, 2005 and September 30, 2005, INTAC maintained cash of $3,117,819 and $2,635,868, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of December 31, 2005, and September 30, 2005, INTAC maintained working capital of $17,110,470 and $19,567,248, respectively.  The decrease in working capital is primarily due to the obligation to issue additional stock for the Huana Xinlong acquisition, which is a non-cash obligation and the net loss for the quarter. The Company raised equity financing of $12.0 million in May 2004.  Proceeds from the private placement are being used to expand the Company’s career development services business, for strategic acquisitions or business alliances as well as for working capital.

Although there is a significant amount of working capital as of December 31, 2005, a substantial portion is tied up in trade receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, since inception as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived substantially all of our distribution revenue for the quarter. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance is all collectible, we do not anticipate reducing the outstanding balance ($15.0 million) significantly in the near future.

We have entered into an installment payment plan agreement with Mr. Lam to pay his current balance due over a period of nine months. Monthly payments of $1.7 million are being made in accordance with this agreement. As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

Additionally, our Career Development Services trade receivable balance has decreased to $4.5 million at December 31, 2005 from $5.8 million at September 30, 2005. This receivable relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of December 31, 2005, approximately $3.4 million of our trade receivable balance relates to sales of educational software completed before December 31, 2004. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty.

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

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner. However, if Mr. Lam does not pay timely or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. With timely payment by our customers, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common shareholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us, or at all.

(e)                                  Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options

(to the extent not vested) were not included in the computation of diluted loss per share for the three months ended December 31, 2005 because their effects are anti-dilutive.  Computation of diluted income per share for the three months ended

December 31, 2004 includes dilutive stock options and restricted stock awards granted under the terms of the Company’s 2001 Long Term Incentive Plan.

(f)                                    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The significant estimates and related assumptions include the assessment of the provision for doubtful accounts, the assessment of the impairment of tangible and intangible long-lived assets, the assessment of the valuation allowance on deferred tax assets, the purchase price allocation on acquisitions and the assessment of criteria related to revenue recognition. Actual results could differ from those estimates.

(g)                                 Stock Option Plans and Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123-R), which replaces the existing SFAS 123 and supersedes APB 25. SFAS 123-R requires companies to record compensation expense for stock options and other share-based payments based on the instruments fair value.  SFAS 123-R as issued is effective for interim and annual reporting periods beginning after June 15, 2005.  However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance date for SFAS 123-R.  The SEC’s new rule allows companies to implement SFAS 123-R at the start of their fiscal year beginning after June 15, 2005.  Therefore, in accordance with this requirement, the Company was required to adopt SFAS 123-R as of October 1, 2005. For unvested stock–based awards, the Company will expense the fair value of the awards as at the grant date over the remaining vesting period.  The impact of recognizing compensation expense under SFAS 123 is not expected to be material to the Company’s consolidated results of operations.

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

2. INVENTORIES

As of December 31, 2005 and September 30, 2005, inventories totaled $705,158 and $1,158,641, respectively, consisting of $692,377 and $962,074 respectively, for the distribution business segment (wireless handsets) and $12,781 and $196,567, respectively for the career development services segment (training materials).

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

In order to meet ownership requirements under PRC law which restrict or prohibit INTAC from operating in certain industries such as Internet content providers, INTAC made loans of $1,233,000 and $123,000 to two China nationals, Miss Zhang Wanqin and Miss Li Min, respectively.  Miss Zhang and Miss Li are the equity owners of Tianjin Weilian, a company incorporated in the PRC.  These loans were made to finance Miss Zhang and Miss Li, on behalf of INTAC, for the purpose of establishing Tianjin Weilian to hold the 45% interest in Intac Purun.  Tianjin Weilian pledged as collateral the 45% ownership of Intac Purun against these loans from INTAC.  Furthermore Tianjin Weilian assigned all operating rights, title and interest it had in Intac Purun to INTAC, including all interest held, all rights to capital accounts, distributions and/or allocations of cash property and income, and all rights to participate in management and to vote with regard to affairs relating to the Intac Purun.  When permitted under applicable laws, Tianjin Weilian will transfer ownership of Intac Purun directly into INTAC.

In June 2004, INTAC indirectly purchased an additional 15% interest in Intac Purun from Putian for $1.5 million. The incremental acquired ownership was accounted for using the purchase method of accounting.  INTAC made loans of $1.5 million to two China nationals, Mr. Zhou Jingchen and Ms. Tian Jinmei.  Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited (“Chengtai”), a company incorporated in the PRC.  These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of INTAC, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian.  A total of 15% of the outstanding securities of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights associated with their 15% interest were assigned to INTAC by Chengtai.  This additional 15% interest increases INTAC’s total indirect ownership in Intac Purun to 60%, for which the Company has paid or invested $3.8 million.  Intac Purun is incorporated and domiciled in PRC.

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at December 31, 2005) to reduce the minority interest in Intac Purun to zero.  The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity (deficit) in Intac Purun by the Company have been restored.

4. PURCHASE OF HUANA XINLONG

In December 2004, the Company acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”). Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China. The acquisition was accounted for using the purchase method of accounting.  The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent upon achieving net income of $13,000,000 during the thirteen month period ending December 31, 2005 (and the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13,000,000).  For the thirteen month period ended December 31, 2005, Huana Xinlong earned less than $13,000,000 and INTAC is obligated to issue an additional 341,272 shares of common stock recorded at $1,958,901 based on the closing price of our common stock on December 31, 2005.  This is reflected in the increased purchase price below.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

	December 31,	September 30,
	2005	2005
Current assets	$306,333	$306,333
Acquired software	2,039,307	2,039,307
Other non-current assets	192,801	192,801
Total assets acquired	2,538,441	2,538,441
Current liabilities assumed	1,274,097	1,274,097
Net assets acquired	1,264,344	1,264,344
Purchase price	14,958,901	13,000,000
Excess purchase price	$13,694,557	$11,735,656

The excess of the purchase price over the fair value of the net identifiable assets acquired represents goodwill and is not deductible for income tax purposes.  The allocation of the purchase price includes an independent valuation of the software which was completed in December 2004.

5. OTHER ASSETS

As of December 31, 2005 and September 30, 2005, other assets consisted of the following:

	December 31, 2005	September 30, 2005

Deposits and memberships	$246,107	$194,225
Deposit for software development costs	98,083	99,490
Prepaid administrative and professional costs	69,297	122,163
Other	28,013	104,054
	$441,500	$519,932

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

For the three months ended December 31, 2005, an income tax benefit of $137,249 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities. For the three months ended December 31, 2004, income tax expense was $601,201 and related to taxable income.

7. ADVANCES FROM SHAREHOLDER

As of December 31, 2005, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $116,661 to the Company.  There has been no change in this balance during the three months ended December 31, 2005.

8.  STOCKHOLDERS’ EQUITY

(a) COMMON STOCK

In December 2004, the Company entered into a Stock for Stock Exchange Agreement to acquire all of the outstanding equity securities of Huana Xinlong, a company organized under the laws of the Peoples Republic of China.  The acquisition consideration issued by the Company in the transaction consisted of 1,000,000 shares of the Company’s common stock issued on closing and 341,272 shares issuable as a result of the acquired business meeting certain net income thresholds for the thirteen month period ending December 31, 2005.

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

On August 28, 2005 the Company completed a stock option grant to four of its Directors to purchase 25,000 shares of the Company’s common stock (an aggregate of 100,000 shares) at an exercise price of $6.40 per share, representing the market value on the date of the grant. These stock options vest in two equal annual installments on the first two anniversary dates of the grant. The per share fair value of the stock options granted, estimated on the date of the grant using the Black-Scholes options pricing model was $1.97. The fair value of the option grant was estimated on the date of the grant using the following assumptions: no dividend yield; expected volatility of 50%, risk-free interest rate of 4.09%; and expected life of two years. The estimated fair value of the options is amortized to expense over the options’ vesting period.

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

On March 2, 2004 and March 11, 2004, the Company completed a stock option grant to four of its Directors to purchase 50,000 shares of the Company’s common stock (an aggregate of 200,000 shares) at an exercise price of $15.75 per share for three of the Directors and $14.72 per share for the remaining Director, representing the market values on the date of each grant.  These stock options vested in three equal annual installments on the first three anniversary dates of the date of grant. On March 31, 2005, 50,000 of these options were cancelled due to the resignation of a director.  On June 30, 2005 another 50,000 of these options were cancelled when another director did not stand for re-election.  On August 28, 2005, the Board of Directors accelerated the vesting of the remaining options as described in “General and Summary of Significant Accounting Policies”.

On November 3, 2003, the Company made a stock option grant to one of its Directors to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.89 per share, representing the market value on the date of grant.  This stock option vested in three equal annual installments on the first three anniversary dates of the date of grant. On August 28, 2005, the Board of Directors accelerated the vesting of these options as described in “General and Summary of Significant Accounting Policies”.

(c) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended December 31,
	2005	2004
Basic earnings per share:
Net income (loss)	$(734,430)	$4,842,168

Weighted average shares outstanding	22,196,599	20,121,455

Basic income (loss) per share	$(0.03)	$0.23

Diluted earnings per share:
Net income (loss)	$(734,430)	$4,842,168

Weighted average shares outstanding	22,196,599	21,121,455

Dilutive stock options and restricted stock award	—	251,779

Total common shares and dilutive securities	—	21,373,234

Diluted net income (loss) per share	$(0.03)	$0.23

9. SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets.  The Company measures segment profit (loss) as operating profit (loss) before depreciation.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business.  Information regarding operating segments as of and for the three months ended December 31, 2005 and 2004, is presented in the following tables:

	Revenues	Segment profit (loss)
Three months ended December 31, 2005
Distribution business segment	$17,042,086	$(581,797)
Career development services segment	1,190,630	(246,615)
Total	$18,232,716	$(828,412)
Three months ended December 31, 2004
Distribution business segment	$46,619,517	$4,870,726
Career development services segment	4,172,101	710,482
Total	$50,791,618	$5,581,208

A reconciliation from the segment information to the net income (loss) for the three months ended December 31, 2005 and 2004, is as follows:

	Three months ended December 31, 2005	Three months ended December 31, 2004

Segment profit (loss)	$(828,412)	$5,581,208
Depreciation	112,198	109,139
	(940,610)	5,472,069
Other income (expense), net	68,931	(28,700)
Income taxes	137,249	(601,201)
Net income (loss)	$(734,430)	$4,842,168

Total assets for the operating segments at December 31, 2005, and September 30, 2005, are as follows:

	December 31	September 30

Distribution business segment	$42,210,343	$21,554,481
Career development services segment	2,647,757	22,837,478
Total	$44,858,100	$44,391,959

Total assets based on their geographic location at December 31, 2005, and September 30, 2005, are as follows:

	December 31	September 30

Europe	$712,734	$2,703,556
Asia	44,008,137	41,523,590
United States	137,229	164,813
Total	$44,858,100	$44,391,959

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

•                       statements made concerning the revenues or operating performance expected beyond the three months ended December 31, 2005;

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

•                       the PRC government may prevent us from conducting business in China;

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

•                       our ability to timely complete courseware and facilities for the Intac Mobile Telecommunications Institute and to successfully open institutes, license our courseware and market our corporate training;

•                       our ability to attract trainees for the Intac Mobile Telecommunications Institute;

•                       a significant delay by the PRC government in issuing 3G telecommunications licenses to telecommunications service providers;

•                       our lack of prior experience with the career development and training services and Internet portal business, and our ability to develop and execute an effective business plan;

•                       our ability to develop the fee-based services of the career development and training services and Internet portal business, including assembling an experienced management team and retaining key personnel;

•                       any adverse change in our relationship with the EMIC and MOE which may affect our ability to maintain the use for commercial purposes of the database of student information compiled by the MOE in the PRC as well as our other databases and the continued utilization and adoption of our education software;

•                       the state of the telecommunications and Internet infrastructure in China may limit our growth;

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

You should also be aware that those “forward-looking” statements in regards to our distribution/ telecommunications business are subject to a number of further risks, assumptions and uncertainties, such as:

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

This list is only an example of some of the risks that may affect these forward-looking statements.  If any of these risks or uncertainties materialize (of if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements. Readers of this report should recognize that an investment in INTAC International, Inc., or the Company, is subject to these and other risks.

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

Overview

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Career Development and Training Services Segment

On January 15, 2004, we announced that we were shifting the emphasis of our business from the traditional distribution of premium brand wireless handsets to various career development services.  On November 23, 2005, we announced the further refinement of this shift in focus.  Under the refined focus of this business segment, we will operate primarily in three business units:

•INTAC Mobile Telecommunications Institute,

•Education Management Software Business Unit, and

•Database Management Business Unit.

INTAC Mobile Telecommunications Institute (“IMTI”)

Through IMTI, we seek to become a leading provider of mobile telecommunications technology training in China.  IMTI will offer training to information technology professionals, with a primary focus in the area of third generation digital mobile systems, or “3G”, mobile telecommunications technology.  New courses will be developed in the future to reflect technological advancement.  This training will consist of IMTI’s Mobile Telecommunications Software Engineering training program, which initially will be offered through company-owned institutes and later will be offered through franchises, university courses and corporate training.  We expect to open the first institute in Beijing in our second or third quarter of fiscal 2006.

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

Database Management Business Unit

We have, and are continuing to develop, databases containing information on individuals which we will utilize to offer a one-stop marketing solution to a wide range of businesses with products and services tailored to the specific needs of the education market.  Beijing Intac Purun Educational Development Ltd. (“Intac Purun”), an indirect 60% owned subsidiary of INTAC, develops the databases utilizing information from several sources.  Intac Purun is exclusively authorized by the MOE to collect resumes and profiles for all graduating college and graduate school students in China and has recently begun collecting this information.  The EMIC has chosen Intac Purun as its exclusive partner in developing and maintaining the MyJob database, compiled through EMIC’s website www.myjob.edu.cn, which provides graduates of higher education institutions information on potential employment opportunities.  Intac Purun has also been granted exclusive access to the database on university graduates maintained by the EMIC for use by Intac Purun in providing job training and placement services.  Initially, Intac Purun will collect list rental fees and direct marketing service fees utilizing these databases.  Ultimately, integrated database marketing solutions and consulting services will be offered.

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

•                  Research and development costs; and

•                  Purchase price allocation.

A complete description of all of our accounting policies is included in Note 1, “General and Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended September 30. 2005

Revenue Recognition:

Our revenue is derived from primarily two sources (i) integrated educational and career development services, which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China, and (ii) distribution revenue, which includes wireless handsets distribution primarily into Hong Kong.

Career Development and Training Services:

We license software products, including access to its student database and education materials, under two and three-year term licenses.  The software licenses provide for updates to new versions if and when made available.  No express rights of return are granted.  We sell our products and services via a direct sales force, sales agents and its Internet portals www.phrbank.com and www.Joyba.com.

Product revenue from the license of our software products is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Maintenance and support revenue for customer support is deferred and recognized ratably over the service period unless it is included in the initial license fee, provided for less than one year and is not a significant portion of the total license revenue. In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met.  Product upgrades and enhancement revenue is deferred and recognized ratably over the service period unless it is included in the initial license fee and is not significant.  Training and consulting revenue is recognized as services are performed and billable according to the terms of the service arrangement.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of all its software products. For all sales of software products except those completed via the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement.

For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), we allocate revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company. The vendor specific objective evidence of fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements.  In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Subscription revenue which will be earned primarily through our Internet portal business is recognized on a straight line basis over the term of the service contract provided. We may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. We recognize the net amount received from the mobile operator as revenue.  To date we have generated minimal revenue from subscription services.

Our wireless handset revenues are generally generated from a quick turn of product. We recognize revenue upon delivery of product to its customers. Products are sold “as is” we do not provide servicing of the wireless handsets, nor do we receive any usage revenue from the wireless handsets distributed.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $14,817,691 and $12,858,790 as of December 31, 2005 and September 30, 2005, respectively. No impairment charge has been made.

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

Results of Operations for the Three Months Ended December 31, 2005 and 2004

	Three Months Ended December 31,
	2005	2004
Revenues
Distribution business	$17,042,086	$46,619,517
Career development services	1,190,630	4,172,101
Total revenues	18,232,716	50,791,618
Cost of revenue
Distribution business	16,586,543	42,416,435
Career development services	217,785	1,233,490
Total cost of revenue	16,804,328	43,649,925
Total gross profit	1,428,388	7,141,693
Operating expenses
Product development	762,254	698,282
Distribution expenses	137,536	109,720
Selling, general and administrative expenses	1,469,208	861,622
Total operating expenses	2,368,998	1,669,624

Loss from operations	(940,610)	5,472,069
Total other income (expenses), net	68,931	(28,700)
Income (Loss) before income taxes	(871,679)	5,443,369
Income taxes	137,249	(601,201)
Net income (loss)	$(734,430)	$4,842,168

Results of Operations for the Three Months Ended December 31, 2005, Compared to the Three Months Ended December 31, 2004

Career Development Services Revenue:  Revenue decreased by $3.0 million to $1.2 for the three months ended December 31, 2005, as compared to $4.2 million for the same period in 2004. This decrease in revenue results from lower sales of our education and administration software due to slower than anticipated orders from the Chinese school districts.  As of December 31, 2005, $20,299 of revenue related to the career development services has been deferred and will be recognized over a period ranging from one to two years.  We expect career development and training services revenue to grow substantially during the remainder of fiscal 2006.

Distribution Business Revenue:  Revenue decreased by $29.6 million to $17.0 million for the three months ended December 31, 2005, from $46.6 million for the same period in 2004. The decrease in revenue is due to our reduced focus from the distribution business to career development services and from increased competition in the wireless handset distribution industry in China. Additionally, while demand for cell phones has increased consistently, the number of distributors has also increased to meet this demand. The increase in Chinese cellular phone manufacturers has negatively impacted our revenue where we have traditionally dealt with large, international manufacturers who have higher manufacturing costs. We expect distribution business revenue to remain relatively constant throughout fiscal 2006 as compared to the current quarter.

Career Development Services Gross Profit: Gross profit decreased by $1.9 million to $972,845 for the three months ended December 31, 2005, as compared to $2.9 million for the same period in 2004.  The gross margin increased by 11.3% to 81.7% for the three months ended December 31, 2005 compared to 70.4% for the three months ended December 31, 2004.  The decrease in gross profit is due to the decreased sales volume of our education and administration software.  We expect margins to remain high due to the nature of this service business.  Unlike the distribution business which has product costs in cost of revenue, our career development services’ cost of revenues do not have these product costs and therefore produces higher margins.

Distribution Business Gross Profit: Gross profit decreased by $3.7 million to $455,543 for the three months ended December 31, 2005, from $4.2 million for the same period in 2004. The gross margin decreased by 6.3% to 2.7% for the three months ended December 31, 2005, from 9.0% for the same period in 2004.  The decrease in gross profit is due to lower sales volume resulting from increased competition in the wireless handsets distribution industry in China and lower gross margins. The decrease in gross margin is caused by pricing pressures from increased competition, partially offset by volume incentive rebates from a major supplier in the amount of $1,085,220 and $1,693,720 received in the third and second quarters of fiscal 2005, respectively.

Operating Expenses:  Product development expense was $762,254 for the three months ended December 31, 2005, as compared to $698,282 for the same period in 2004.  Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  These costs continue to increase due to the change in focus of the Company’s business plan from the traditional distribution business to its career development services.  The increase in product development costs was primarily due to higher salaries and other employee costs as the career development segment expands.  We expect to continue to incur significant product development costs in future years.

Distribution expenses increased by $27,816, or 25%, to $137,536 for the three months ended December 31, 2005, from $109,720 for the same period in 2004, and increased as a percentage of distribution revenue to 0.8% in 2005 from 0.2% in 2004. Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset products, such as salaries and facility costs. Although these costs decreased in the prior year, they have begun to increase in the current quarter.

Selling, general and administrative expenses increased by $607,586 to $1.5 million for the three months ended December 31, 2005, from $861,622 for the same period in 2004, and increased as a percentage of revenue to 8.1% in 2005 from 1.7% in 2004.  This overall increase in total expense has been primarily due to the acquisition of Huana Xinlong, the increased business activity related to our career development services and increased costs associated with being a public company, including Sarbanes-Oxley compliance. Specifically, for the three months ended December 31, 2005, the significant components of the overall cost increase are $563,000 that relates to increased professional, legal and audit costs, $98,000 that relates to increased salary and staff costs, a $59,000 increase in miscellaneous operating expenses, partially offset by a $70,000 decrease in occupancy costs and a $43,000 decrease in business development costs.  With the change in focus of the Company’s business plan, these funds are now directed towards the development of products and services in the career development and training services segment. The increases in professional fees related to Sarbanes-Oxley compliance.  These costs are expected to increase with the Company’s continued public entity compliance related matters.

Income (loss) from operations:  Loss from operations was $940,610 for the three months ended December 31, 2005, as compared to income from operations of $5.4 million for the same period in 2004.  The decline in income from operations is primarily due to lower sales volumes, lower gross margins and higher selling, general and administrative and product development costs discussed above.

Net income (loss):  Net loss for the three months ended December 31, 2005, was $734,430, as compared to a net income of $4.8 million for the three months ended December 31, 2004.  The decline was primarily due to lower sales volume, lower distribution gross margins and higher selling, general and administrative and product development costs discussed above, partially offset by the gain on sale of assets.

Liquidity and Capital Resources

Unrestricted cash at December 31, 2005 was $3,117,819 and was $2,635,868 at September 30, 2005.

Working capital (measured by current assets less current liabilities) at December 31, 2005, was $17,110,470, and at September 30, 2005, was $19,567,248. The decrease in working capital is primarily due to the obligation to issue additional shares of common stock for the Huana Xinlong acquisition, which is a non-cash obligation and the net loss for the quarter.

For the three months ended December 31, 2005, cash provided by operating activities totaled $674,851.  This was primarily due to a decrease in our trade accounts receivable and inventories, partially offset by an increase in the accounts payable and accrued expenses and the net loss for the quarter.  For the three months ended December 31, 2004, cash used in operating activities totaled $2.8 million. The use of funds was primarily due to a decrease in trade accounts payable and accrued expenses, and advances made to officers and employees of subsidiaries, partially offset by a decrease in trade accounts receivable and net income for the quarter.

For the three months ended December 31, 2005, cash used in investing activities amounted to $250,863 primarily due to the purchase of property and equipment.  For the three months ended December 31, 2004, cash used in investing activities amounted to $219,224 due to the purchase of property and equipment and other assets, partially offset by cash included in the purchase of a subsidiary and repayment of loans to officers and employees of subsidiaries.

For the three months ended December 31, 2005, cash provided by financing activities amounted to $57,963 and related to proceeds from the exercise of stock options. For the three months ended December 31, 2004, cash used in financing activities amounted to $30,749 due to repayment of borrowings from shareholders.

Trade accounts receivable decreased by $1.4 million to $19.6 million at December 31, 2005, compared to $21.0 million at September 30, 2005. The decrease primarily relates to collections from educational software customers during the three month period December 31, 2005.

Inventories decreased by $453,483 to $705,158 at December 31, 2005, compared to $1,158,641 at September 30, 2005. The balance relates primarily to wireless handsets which will be subsequently sold in the second quarter of fiscal 2006.

Although there is a significant amount of working capital as of December 31, 2005, a substantial portion is tied up in trade accounts receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, in the last two years as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derive over 50% of our revenue. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance is all collectible, we do not anticipate reducing the outstanding balance significantly in the near future.

We have entered into an installment payment plan agreement with Mr. Lam to pay his current balance due over a period of nine months. As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

Additionally, our Career Development Services trade receivable balance has decreased as of December 31, 2005.  This receivable relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of December 31, 2005, approximately $3.4 million of our trade receivable balance relates to sales of educational software completed before December 31, 2004. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although our results of operations and financial condition are subject to risks of currency fluctuations and exchange restrictions, we have not to date entered into any hedging transactions or market sensitive instruments to attempt to reduce our exposure to foreign currency exchange risks.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective because of the material weaknesses discussed below. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f), or 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and has taken various actions to improve our internal controls including during the period covered by this report, but not limited to the following:

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

2.                                       Management has developed new policy and procedures and reviews of existing policy and procedures in the areas of expense and accounts payable accruals and capitalization of software development costs.  Subsequent testing of our remediation efforts is expected by the end of the second quarter of fiscal 2006 to confirm that that the remediation efforts were successful.

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

Although our remediation efforts have been successful in addressing the material weaknesses identified above, testing of these controls will not be completed until the end of the second quarter of fiscal 2006 and thus management is unable to conclude that the internal controls over financials reporting are effective during the period covered by this report based on the criteria in the Internal Control–Integrated Framework issued by COSO.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. Except for the changes referenced above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 10, 2006
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