Form 10-Q
period 2006-03-31
INTAC INTERNATIONAL INC
filed 2006-05-15
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2006 was 22,907,889.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,250,149	$2,635,868
Trade accounts receivable (net of allowance for doubtful accounts of $0 at March 31, 2006 and September 30, 2005)	20,938,644	21,000,362
Supplier rebate receivable	2,369,130	2,485,267
Other receivables	366,472	416,770
Inventories	4,433,079	1,158,641
Deposits paid	—	26,820

Total current assets	30,357,474	27,723,728

Property and equipment, net	1,542,600	1,547,863
Other assets	1,339,618	519,932
Advances to officers of subsidiaries and employees	88,030	27,090
Internet portal database gateway, net	274,647	305,096
Acquired software, net	1,031,552	1,409,460
Goodwill	16,801,487	12,858,790

Total assets	$51,435,408	$44,391,959

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$9,188,401	$5,949,452
Accrued expenses	1,430,266	1,090,145
Income taxes payable	469,182	604,481
Other liabilities	229,415	311,979
Deferred revenue	8,120	32,479
Due to stockholder	116,661	116,661
Deposits received	—	51,283

Total current liabilities	11,442,045	8,156,480
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,865,727 and 22,189,455 shares issued and outstanding, respectively	22,866	22,189
Additional paid-in capital	37,680,158	33,399,433
Retained earnings	2,262,475	2,786,610
Accumulated other comprehensive income	27,864	27,247

Total stockholders’ equity	39,993,363	36,235,479

Total liabilities and stockholders’ equity	$51,435,408	$44,391,959

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenues
Distribution business	$23,931,918	$12,973,988	$40,974,004	$59,593,505
Career development services	1,310,253	1,685,145	2,500,883	5,857,246

Total revenues	25,242,171	14,659,133	43,474,887	65,450,751

Cost of revenues
Distribution business	22,633,091	12,058,359	39,219,634	54,474,794
Career development services	193,212	335,480	410,997	1,568,970

Total cost of revenues	22,826,303	12,393,839	39,630,631	56,043,764

Total gross profit	2,415,868	2,265,294	3,844,256	9,406,987

Operating expenses
Product development	610,074	872,126	1,372,328	1,570,408
Distribution expenses	214,716	133,908	352,252	243,628
Selling, general and administrative expenses	1,288,903	1,488,699	2,758,111	2,350,321

Total operating expenses	2,113,693	2,494,733	4,482,691	4,164,357

Income (loss) from operations	302,175	(229,439)	(638,435)	5,242,630

Other income (expenses)
Foreign currency exchange gain (loss)	(93,596)	357	(48,497)	(395)
Interest income (expense), net	1,053	1	6,230	7,457
Other income (expense), net	15,222	4,633	33,877	(30,771)

Total other income (expense), net	(77,321)	4,991	(8,390)	(23,709)

Income (loss) before income taxes	224,854	(224,448)	(646,825)	5,218,921

Income taxes	(14,559)	49,319	122,690	(551,882)

Net income (loss)	$210,295	$(175,129)	$(524,135)	$4,667,039

Net income (loss) per share – basic	$0.01	$(0.01)	$(0.02)	$0.22

Net income (loss) per share – diluted	$0.01	$(0.01)	$(0.02)	$0.21

Weighted average shares outstanding - basic	22,284,993	22,141,455	22,242,925	21,631,455

Weighted average shares outstanding - diluted	23,059,999	22,141,455	22,242,925	21,920,678

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended March 31,
	2006	2005

Cash flow from operating activities:
Net income (loss)	$(524,135)	$4,667,039
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	228,551	195,784
Amortization of internet portal database gateway and acquired software	408,360	282,388
Compensation in connection with restricted stock award	—	116,670
Stock-based compensation expense	76,522	—
Other comprehensive income	617	8,999
Changes in operating assets and liabilities:
Trade accounts receivable	61,718	3,546,201
Supplier rebate receivable	116,137	—
Other receivables	50,298	(38,434)
Inventories	(3,274,438)	(8,024,881)
Deposits paid	26,820	158,717
Other assets	37,631	—
Advances to officers of subsidiaries and employees	—	(319,831)
Trade accounts payable and accrued expenses	2,721,753	(7,795,875)
Income taxes payable	(135,299)	659,350
Other liabilities	(82,564)	—
Deferred revenue	(24,359)	(207,050)
Deposits received	(51,283)	143,650
Net cash used in operating activities	(363,671)	(6,608,273)

Cash flow from investing activities:
Purchase of property and equipment	(223,282)	(375,003)
Purchase of other assets	—	(466,214)
Cash included in purchase of subsidiary	—	192,528
Collection of short term note receivable	—	365,370
Advances to officers of subsidiaries and employees	(60,940)	(29,150)
Repayments from officers of subsidiaries and employees	—	313,158
Net cash provided by (used in) investing activities	(284,222)	689

Cash flow from financing activities:
Proceeds from issuance of common stock, net	—	(656)
Proceeds from exercise of stock options	262,174	—
Borrowings from stockholder, net	—	(30,093)
Net cash provided by (used in) financing activities	262,174	(30,749)

Net decrease in cash and cash equivalents	(385,719)	(6,638,333)

Cash and cash equivalents at beginning of period	2,635,868	8,545,479

Cash and cash equivalents at end of period	$2,250,149	$1,907,146

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$37,481

Non-cash Investing and financing activities:

Additional stock issued in Huana Xinlong acquisition	$3,942,701	$—
Merger transaction costs in connection with HSW	624,317	—
Insurance premiums financed	233,000	—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)                                  Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC”, “we”, “us” “our” or the “Company”) is a U.S. holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim. The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas). During the periods reported, the Company’s revenues were derived primarily from the distribution of premium brand wireless handsets from wholesalers, manufacturers and other distributors to equipment wholesalers, agents, retailers and other distributors (referred to as our Distribution Segment), mainly in Hong Kong,   The Company announced the shift in focus of its business plan and is now focused on the expansion and maturation of its career development services in China.

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

In January 2006, INTAC established Intac International Management Consultancy Beijing Limited to carry out business management and advisory activities.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

In August of 2005, the Company changed its fiscal year end from December 31st to September 30th.

(b)                                 Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Holdings, INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., Beijing Intac Media Advertising Company Limited, Beijing Intac Meidi Technology Development Company Limited, Intac International Management Consultancy Beijing Limited, Huana Xinlong and its 60% owned subsidiary Intac Purun. All intercompany balances and transactions have been eliminated in consolidation.

In consolidating the Company’s 45% indirect ownership interest in Intac Purun during the period from October 2003 (formation) through the period that INTAC acquired the additional 15% indirect ownership interest in June 2004, the Company applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries”, and by analogy the guidance in EITF 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders have Certain Approval or Veto Rights”. INTAC is designated as the operating partner for the joint venture, has effective control of the Board of Directors and appoints the majority of the Board of Directors which hires management and controls the day to day activities of Intac Purun making it the primary controlling stockholder since the inception of Intac Purun. Accordingly, management concluded that it was necessary to consolidate Intac Purun since the acquisition of its 45% ownership interest in order to properly reflect the substance of the Company’s control position.

(c)                                  Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(d)                                 Liquidity

As of March 31, 2006 and September 30, 2005, INTAC maintained cash of $2,250,149 and $2,635,868, respectively. The Company measures liquidity through working capital (measured by current assets less current liabilities). As of March 31, 2006, and September 30, 2005, INTAC maintained working capital of $18,865,627 and $19,567,248, respectively. The decrease in working capital is primarily due to the net loss for the six months. The Company raised equity financing of $12.0 million in May 2004. Proceeds from the private placement are being used to expand the Company’s career development services business, for strategic acquisitions or business alliances as well as for working capital.

Although there is a significant amount of working capital as of March 31, 2006, a substantial portion is tied up in trade receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, since inception as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived substantially all of our distribution revenue for the six months. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance is all collectible, we do not anticipate reducing the outstanding balance ($14.5 million) significantly in the near future.

We entered into an installment payment plan agreement with Mr. Lam to pay his balance outstanding at September 30, 2005 over a period of nine months. Monthly payments of $1.7 million are being made in accordance with this agreement. As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

Additionally, our Career Development Services trade receivable balance has decreased to $5.7 million at March 31, 2006 from $5.8 million at September 30, 2005. These amounts relate primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of March 31, 2006, approximately $3.5 million of our trade receivable balance relates to sales of educational software completed over 365 days ago. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty. We collected approximately $700,000 of the over 365 days account receivable subsequent to March 31, 2006.

Included as part of the obligations assumed in the acquisition of Huana Xinlong is a commitment to complete the required capitalization of that company in accordance with PRC laws and regulations. A total of $1.6 million must be invested in Huana Xinlong by December 24, 2006 to complete the PRC capitalization requirements.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner. However, if Mr. Lam does not pay timely or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

(e)                                  Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. Stock options and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share for the three months ended March 31, 2005 and six months ended March 31, 2006 because their effects are anti-dilutive. Computation of diluted income per share for the three months end March 31, 2006 and six months ended March 31, 2005 includes dilutive stock options and restricted stock awards granted under the terms of the Company’s 2001 Long Term Incentive Plan.

(h)                                 Use of Estimates

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

(g)                                 Stock Option Plans and Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the three and six months ended March 31, 2006, the Company recognized share-based compensation cost totaling $38,261 and $76,522, respectively.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s income (loss) before income taxes and net income (loss) for the three and six months ended March 31, 2006 is $38,261 lower and $76,522 higher, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic earnings (loss) per share for the three and six months ended March 31, 2006 would have been $0.01 and $(0.02), respectively, if the Company had not adopted SFAS 123-R, compared to the reported basic earnings (loss) per share of $0.01 and $(0.02), respectively. Diluted earnings per share for the three months ended March 31, 2006 would have been $0.01 if the Company had not adopted SFAS 123-R compared to the reported diluted earnings per share of $0.01. The adoption of SFAS 123-R had no effect on cash flows.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized over the options’ vesting periods.

	For the three months ended March 31, 2005	For the six months ended March 31, 2005

Net income (loss), as reported	$(175,129)	$4,667,039
Add: Total stock-based employee compensation expense included in reported net income (loss)	58,332	116,669
Deduct: Total stock-based employee compensation expense determined under fair value based method	(235,446)	(450,723)
Pro forma net income (loss)	$(352,243)	$4,332,985

Net income (loss) per share:
Basic
As reported	$(0.01)	$0.22

Pro forma	$(0.02)	$0.20

Diluted
As reported	$(0.01)	$0.21

Pro forma	$(0.02)	$0.20

On August 28, 2005, the Board of Directors of INTAC approved the acceleration of vesting of all unvested options to acquire shares of the Company’s common stock. These options were previously awarded in 2003 and 2004 under the Company’s 2001 Long Term Incentive Plan and were to vest in three equal annual installments after the date of grant. Options to purchase 200,000 shares of common stock at exercise prices between $9.50 and $15.75, prices that were above the current market price of the Company’s common stock, are subject to this acceleration. The acceleration of the vesting of these options was undertaken primarily to eliminate the related future stock-based compensation expense resulting from the adoption of SFAS 123R.

(h)                                 Recent Events

On April 20, 2006, the Company entered into an Agreement and Plan of Merger, referred to as the merger agreement, with HowStuffWorks Inc. (“HSW”), HSW International, Inc. (“HSW International”) and HSW International Merger Corporation (“merger sub”). Pursuant to the merger agreement, merger sub will merge with and into INTAC, with INTAC continuing as the surviving corporation (the “merger”). As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International. Pursuant to the terms of the merger agreement, each outstanding share of Company common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock (the “contributed assets”) and (ii) certain investors have agreed to purchase shares of HSW International common stock with an aggregate value of approximately $22.5 million (the “equity financing”). At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 50% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 50% of the total issued and outstanding shares of HSW International common stock. The merger, the merger agreement, and the transactions contemplated by the merger agreement have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that Intac will file with the SEC to terminate registration of our common stock.

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement and the transactions contemplated by the merger agreement. It is currently anticipated that the merger will close in the fourth quarter of fiscal year 2006.

2. INVENTORIES

As of March 31, 2006 and September 30, 2005, inventories totaled $4,433,079 and $1,158,641, respectively, consisting of $4,420,906 and $1,148,981 respectively, for the distribution business segment (wireless handsets) and $12,173 and $9,660, respectively for the career development services segment (training materials).

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

In order to meet ownership requirements under PRC law which restrict or prohibit INTAC from operating in certain industries such as Internet content providers, INTAC made loans of $1,233,000 and $123,000 to two China nationals, Miss Zhang Wanqin and Miss Li Min, respectively. Miss Zhang and Miss Li are the equity owners of Tianjin Weilian, a company incorporated in the PRC. These loans were made to finance Miss Zhang and Miss Li, on behalf of INTAC, for the purpose of establishing Tianjin Weilian to hold the 45% interest in Purun. Subsequently in October 2003, Tianjin Weilian, Tianjin Chengtai International Trading Ltd., or Tianjin Chengtai, a PRC corporation, Tianjin Yingfeng Technology Development Co., Ltd., a PRC corporation, and EMIC established Intac Purun, with 45%, 15%, 30% and 10% equity interests, respectively. Tianjin Weilian pledged as collateral the 45% ownership of Intac Purun against these loans from INTAC. Furthermore Tianjin Weilian assigned all operating rights, title and interest they had in Intac Purun to INTAC, including all interest held, all rights to capital accounts, distributions and/or allocations of cash, property and income, and all rights to participate in management and to vote with regard to affairs relating to  Intac Purun. When permitted under applicable laws, Tianjin Weilan will transfer ownership of Intac Purun directly into INTAC.

In June 2004, INTAC purchased an additional 15% interest in Intac Purun from Putian for $1.5 million. The incremental acquired ownership was accounted for using the purchase method of accounting. INTAC made loans of $1.5 million to two China nationals, Mr. Zou Jingchen and Ms. Tian Jinmei. Mr. Zou is the brother of Mr. Zhou, our Chief Executive Officer. Mr. Jingchen and Ms. Jinmei are the equity investors of Tianjin Chengtai International Trading Limited (“Chengtai”), a company incorporated in the PRC. These loans were made to finance Mr. Jingchen and Ms. Jinmei, on behalf of INTAC, for the purpose of establishing Chengtai which purchased the 15% interest in Intac Purun in June 2004 from Putian. A total of 15% of the outstanding securities of Intac Purun, representing the 15% ownership, were pledged as collateral for these loans from INTAC and all operating, economic, voting and other rights were assigned to INTAC by Chengtai. This additional 15% interest increases INTAC’s total indirect ownership in Intac Purun to 60%, for which the Company has paid or invested $3.8 million. Intac Purun is incorporated and domiciled in PRC.

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at March 31, 2006) to reduce the minority interest in Intac Purun to zero. The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in stockholders’ equity (deficit) in Intac Purun by the Company have been restored.

4. PURCHASE OF HUANA XINLONG

In December 2004, the Company acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”). Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China. The acquisition was accounted for using the purchase method of accounting. The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent upon achieving net income of $13,000,000 during the thirteen month period ending December 31, 2005 (and the Company would issue a lesser number of shares on a pro rate basis in the event net income is less than $13,000,000). For the thirteen month period ended December 31, 2005, Huana Xinlong earned less than $13,000,000 and received 341,272 shares of common stock valued at $1,958,901 based on the closing price of our common stock on December 31, 2005. In addition, in accordance with an amendment to the original stock for stock exchange agreement, an additional 260,000 shares of common stock, valued at $1,983,800 based on the closing price of our stock on March 22, 2006 (the date of the amendment), were issued. These additional shares are reflected in the increased purchase price below.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

	March 31, 2006	September 30, 2005
Current assets	$306,333	$306,333
Acquired software	2,039,307	2,039,307
Other non-current assets	192,801	192,801
Total assets acquired	2,538,441	2,538,441
Current liabilities assumed	1,274,097	1,274,097
Net assets acquired	1,264,344	1,264,344
Purchase price	16,942,701	13,000,000
Excess purchase price	$15,678,357	$11,735,656

The excess of the purchase price over the fair value of the net identifiable assets acquired represents goodwill and is not deductible for income tax purposes. The allocation of the purchase price includes an independent valuation of the software which was completed in December 2004.

5. OTHER ASSETS

As of March 31, 2006 and September 30, 2005, other assets consisted of the following:

	March 31, 2006	September 30, 2005

Deposits and memberships	$238,833	$194,225
Deposit for software development costs	109,743	99,490
Prepaid administrative and professional costs	338,711	122,163
Merger transaction costs	624,317	—
Other	28,014	104,054
	$1,339,618	$519,932

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

For the three months ended March 31, 2006, income tax expense of $14,559 was recorded, and for the six months ended March 31, 2006 an income tax benefit of $122,690 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities. For the three months ended March 31, 2005, an income tax benefit of  $49,319 was recorded, and for the six months ended March 31, 2005, income tax expense of $551,882 was recorded related to taxable income.

7. ADVANCES FROM STOCKHOLDER

As of March 31, 2006, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $116,661 to the Company. There has been no change in this balance during the six months ended March 31, 2006.

8. STOCKHOLDERS’ EQUITY

(a) COMMON STOCK

In December 2004, the Company entered into a Stock for Stock Exchange Agreement to acquire all of the outstanding equity securities of Huana Xinlong, a company organized under the laws of the PRC. The acquisition consideration issued by the Company in the transaction consisted of 1,000,000 shares of the Company’s common stock issued on closing and 341,272 shares issued as a result of the acquired business meeting certain net income thresholds for the thirteen month period ending December 31, 2005. In addition, in accordance with an amendment to the original stock for stock exchange agreement, an additional 260,000 shares were issued.

(b) STOCK OPTIONS AND STOCK AWARDS

On November 28, 2001, INTAC adopted a stock purchase plan entitled the “2001 Long Term Incentive Plan” to attract, retain and motivate its management and other persons, to encourage and reward their contributions to the performance of the Company and to align their interests with the interests of the Company’s stockholders. The Company authorized 2,500,000 shares to be available for grant as part of the long term incentive plan. Options are generally granted at fair value on the date of issuance.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. There were no options granted during the six months ended March 31, 2006.

(c) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common stock to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income (loss)	$210,295	$(175,129)	$(524,135)	$4,667,039

Weighted average shares outstanding	22,284,993	22,141,455	22,242,925	21,631,455

Basic earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$0.22

Diluted earnings per share:
Net income (loss)	$210,295	$(175,129)	$(524,135)	$4,667,039

Weighted average shares outstanding	22,284,993	22,141,455	22,242,925	21,631,455

Dilutive stock options and restricted stock award	2,747,045	—	—	289,223

Total common shares and dilutive securities	23,059,999	22,141,455	22,242,925	21,920,678

Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$0.21

A summary of stock option activity and related information as of March 31, 2006 and changes during the six months then ended is presented below:

Options	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value

Outstanding at October 1, 2005	600,000	$6.80	500,000	$7.71
Granted	—		50,000	$9.50
Forfeited or expired	—		$—	—
Exercised	(75,000)	3.50	—	—
Total Outstanding at March 31, 2006	525,000	$7.27	550,000	$7.87	4.6	$1,518,750
Options exercisable at end of year	375,000	$7.62	500,000	$7.71	3.9	$1,172,250

The total intrinsic value of options exercised during the six months ended March 31, 2006 was $231,153. As of March 31, 2006 there was $522,900 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.

9. SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets and other telecommunications products. The Company measures segment profit (loss) as operating profit (loss) before depreciation. The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business. Information regarding operating segments as of and for the three and six months ended March 31, 2006 and 2005, is presented in the following tables:

	Revenues	Segment Profit (loss)
Three months ended March 31, 2006
Distribution business segment	$23,931,918	$322,973
Career development services segment	1,310,253	95,552
Total	$25,242,171	$418,525

Three months ended March 31, 2005
Distribution business segment	$12,973,988	$(47,251)
Career development services segment	1,685,145	(95,543)
Total	$14,659,133	$(142,794)

	Revenues	Segment Profit (loss)
Six months ended March 31, 2006
Distribution business segment	$40,974,004	$(258,824)
Career development services segment	2,500,883	(151,063)
Total	$43,474,887	$(408,887)

Six months ended March 31, 2005
Distribution business segment	$59,593,505	$4,823,475
Career development services segment	5,857,246	614,939
Total	$65,450,751	$5,438,414

Revenue for the distribution business segment for the three and six months ended March 31, 2006 includes license fee revenue of $385,000.  In 2005, the Company entered into an arrangement with a telecommunications company whereby it obtained the exclusive right to sell that company’s calling cards in China.  The Company sold those exclusive rights to another party in March 2006 in exchange for a nonrefundable license fee of $385,000.

Segment profit (loss) for the distribution business segment for the three and six months ended March 31, 2006 reflects a $190,000 credit memo issued from a vendor related to product purchased during the three months ended March 31, 2006.  The credit memo may be applied to future product purchases.  The Company recorded a reduction to distribution business cost of revenues of $190,000, and a reduction to accounts payable of the same amount.

A reconciliation from the segment information to the net income (loss) for the three and six months ended March 31, 2006 and 2005, is as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005

Segment income (loss)	$418,525	$(142,794)
Depreciation	(116,350)	(86,645)
	302,175	(229,439)
Other income (expense), net	(78,374)	4,990
Interest income (expense), net	1,053	1
Income taxes	(14,559)	49,319
Net income (loss)	$210,295	$(175,129)

	Six months ended March 31, 2006	Six months ended March 31, 2005

Segment income (loss)	$(409,887)	$5,438,414
Depreciation	(228,548)	(195,784)
	(638,435)	5,242,630
Other income (expense), net	(14,620)	(31,166)
Interest income (expense), net	6,230	7,457
Income taxes	122,690	(551,882)
Net income (loss)	$(524,135)	$4,667,039

Total assets for the operating segments at March 31, 2006, and September 30, 2005, are as follows:

	March 31, 2006	September 30, 2005

Distribution business segment	$48,204,952	$21,554,481
Career development services segment	3,230,456	22,837,478
Total	$51,435,408	$44,391,959

Total assets based on their geographic location at March 31, 2006, and September 30, 2005, are as follows:

	March 31, 2006	September 30, 2005

Europe	$4,219,709	$2,703,556
Asia	46,616,550	41,523,590
United States	599,149	164,813
Total	$51,435,408	$44,391,959

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. You should be aware that the occurrence of the events described in these factors and elsewhere in this quarterly report could have an adverse effect on our business, results of operations or financial condition. You should also be aware that the ”forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•                  our merger with HSW International, Inc., announced on April  21, 2006, and anticipated to close in the fourth quarter of fiscal  2006;

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

•                  statements made concerning the revenues or operating performance expected beyond the  six months ended March 31, 2006;

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

You should also be aware that those “forward-looking” statements in regards to our career development and training services business are subject to a number of further risks, assumptions and uncertainties, such as:

•                  our ability to capitalize on our career development services joint venture, Intac Purun;

•                  our ability to timely complete courseware and facilities for the IMTI and to successfully open institutes, license our courseware and market our corporate training;

•                  our ability to attract trainees for the IMTI;

•                  a significant delay by the PRC government in issuing 3G telecommunications licenses to telecommunications service providers;

•                  our lack of prior experience with the career development and training services and Internet portal business, and our ability to develop and execute an effective business plan;

•                  our ability to develop the fee-based services of the career development and training services and Internet portal business including assembling an experienced management team and retaining key personnel;

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

Overview

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the fiscal year ended September 30, 2005.

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

•                  INTAC Mobile Telecommunications Institute,

•                  Education Management Software Business Unit, and

•                  Database Management Business Unit.

INTAC Mobile Telecommunications Institute (“IMTI”)

Through IMTI, we seek to become a leading provider of mobile telecommunications technology training in China. IMTI will offer training to information technology professionals, with a primary focus in the area of third generation digital mobile systems, or “3G”, mobile telecommunications technology. New courses will be developed in the future to reflect technological advancement. This training will consist of IMTI’s Mobile Telecommunications Software Engineering training program, which will initially be offered through company-owned institutes and later offered through franchises, university courses and corporate training. We expect to open the first institute in Beijing in our third quarter of fiscal 2006.

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

Distribution/Telecommunications Segment

Our Distribution/Telecommunications Segment includes our wireless handset and other telecommunication products distribution business, which we operate through INTAC International Holdings Limited, a Hong Kong corporation and wholly-owned subsidiary of INTAC (“Holdings”) and its wholly-owned subsidiaries, Global Creative International Limited, a Hong Kong corporation (“Global Creative”), and INTAC Telecommunications Limited, a Hong Kong corporation (“INTAC Telecom”). Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong. These products are then sold primarily to local customers in Hong Kong or customers in China. Additionally, we are working with Primus Telecommunications Ltd, a global telecommunications services provider (Nasdaq: PRTL), to develop products which involve originating international voice and data traffic from within China throughout Southeast Asia for termination around the world. The first product to be offered under this relationship is a global prepaid calling card, an Internet Protocol (“IP”) calling card that provides access to over fifty countries.

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

RECENT EVENTS

On April 20, 2006, we entered into an Agreement and Plan of Merger, referred to as the merger agreement, with HowStuffWorks Inc., (“HSW”), HSW International, Inc. (“HSW International”) and  HSW International Merger Corporation (“merger sub”). Pursuant to the merger agreement, merger sub will merge with and into us, with INTAC continuing as the surviving corporation (the “merger”). As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International. Pursuant to the terms of the merger agreement, each outstanding share of Company common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock (the “contributed assets”) and (ii) certain investors have agreed to purchase shares of HSW International common stock with an aggregate value of approximately $22.5 million (the “equity financing”). At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 50% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 50% of the total issued and outstanding shares of HSW International common stock. The merger, the merger agreement, and the transactions contemplated by the merger agreement have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that we will file with the SEC to terminate registration of our common stock.

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement and the transactions contemplated by the merger agreement. It is currently anticipated that the merger will close in the fourth quarter of fiscal year 2006.

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

•                  Research and development costs; and

•                  Purchase price allocations.

A complete description of all of our accounting policies is included in Note 1, “General and Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8 of our Transition Report on Form 10-K for the fiscal year ended September 30. 2005

Revenue Recognition:

Our revenue is derived from primarily two sources (i) integrated educational and career development services which includes software license maintenance and support, training, consulting, and subscription revenue delivered to customers in China, and (ii) distribution revenue, which includes wireless handsets distribution primarily into Hong Kong and distribution of other telecommunication products in China.

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

Our wireless handset revenues are generally generated from a quick turn of product. We recognize revenue upon delivery of product to our customers. Products are sold “as is” and we do not provide servicing of the wireless handsets, nor do we receive any usage revenue from the wireless handsets distributed.

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

License fee revenue is derived from  the sale to customers of rights to sell products under arrangements in which the Company is the distributor.  These arrangements consist of an up-front, nonrefundable license fee, as well as contingent payments based on a percentage of the customer revenues.  The up-front, non-refundable license fee is recognized as revenue at the time the agreement is entered into, and the contingent payments are recognized when received.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $16,801,487 and $12,858,790 as of March 31, 2006 and September 30, 2005, respectively. No impairment charge has been made.

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

Results of Operations for the Three and Six Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues
Distribution business	$23,931,918	$12,973,988	$40,974,004	$59,593,505
Career development services	1,310,523	1,685,145	2,500,883	5,857,246
Total revenues	25,242,171	14,659,133	43,474,887	65,450,751
Cost of revenue
Distribution business	22,633,,091	12,058,359	39,219,634	54,474,794
Career development services	193,212	335,480	410,997	1,568,970
Total cost of revenue	22,826,303	12,393,839	39,630,631	56,043,764
Total gross profit	2,415,868	2,265,294	3,844,256	9,406,987
Operating expenses
Product development	610,074	872,126	1,372,328	1,570,408
Distribution expenses	214,716	133,908	352,252	243,628
Selling, general and administrative expenses	1,288,903	1,488,699	2,758,111	2,350,321
Total operating expenses	2,113,693	2,494,733	4,482,691	4,164,357
Income (loss) from operations	302,175	(229,439)	(638,435)	5,242,630
Total other income (expense), net	(77,321)	4,991	(8,390)	(23,709)
Income (loss) before income taxes	224,854	(224,448)	(646,825)	5,218,921
Income taxes	(14,559)	49,319	122,690	(551,882)
Net income (loss)	$210,295	$(175,129)	$(524,135)	$4,667,039

Results of Operations for the Three and Six Months Ended March 31, 2006, Compared to the Three and Six Months Ended March 31, 2005

Career Development Services Revenue:  Revenue decreased by $374,892 to $1.3 million for the three months ended March 31, 2006, from $1.7 million for the same period in 2005. Revenue decreased by $3.4 million to $2.5 million for the six months ended March 31, 2006 from $5.9 million for the same prior period. This decrease in revenue results from lower sales of our education and administration software due to slower than anticipated orders from the Chinese school districts. We expect career development and training services revenue to grow during the remainder of fiscal 2006.

Distribution Business Revenue:  Revenue increased by $11.0 million to $23.9 million for the three months ended March 31, 2006 from $12.9 million for the same period in 2005. Revenue decreased by $18.6 million to $41.0 million for the six months ended March 31, 2006 from $59.6 million for the same prior year period. The increase in revenues for the three month period is due to increased sales from our wireless handset distribution business in Germany in response to increased demand and our first calling card distribution revenue. The decrease in revenue for the six month period is due to unusually high sales in the fourth quarter of calendar 2004 with the introduction of certain wireless handset technology advances, as well as a large amount of sales for used phones, partially offset by our first calling card distribution revenues in the current year. This decrease also results from our redirected focus from the distribution business to career development services, and from increased competition in the wireless handset distribution industry in China. Additionally, while demand for cell phones has increased consistently, the number of distributors has also increased to meet this demand. The increase in Chinese cellular phone manufacturers has negatively impacted our revenue where we have traditionally dealt with large, international manufacturers who have higher manufacturing costs. We expect distribution business revenue to remain relatively constant throughout fiscal 2006 as compared to the prior year.

Distribution business revenue for the three and six months ended March 31, 2006 includes license fee revenue  of $385,000, which represents the nonrefundable license fee received from a customer for the right to sell the calling cards of a third party telecommunications company in China.

Career Development Services Gross Profit: Gross profit decreased by $232,624 to $1.1 million for the three months ended March 31, 2006, from $1.3 million for the same period in 2005 and the gross margin increased by 5.2% to 85.3% for the three months ended March 31, 2006, from 80.1% for the same period in 2005. Gross profit decreased by $2.2 million to $2.1 million for the six months ended March 31, 2006, from $4.3 million for the comparable prior period in 2005 and the gross margin increased by 10.4% to 83.6% for the six months ended March 31, 2005, from 73.2% for the six months ended March 31, 2005. The decrease in gross profit is mainly due to lower sales volume. We expect margins to remain high due to the nature of this service business. Unlike the distribution business which has product costs in cost of revenue, our career development services’ cost of revenues does not have these types of product costs and therefore produces higher margins.

Distribution Business Gross Profit: Gross profit increased by $383,198 to $1.3 million for the three months ended March 31, 2006, from $915,629  for the same period in 2005 and the gross margin decreased by 1.6% to 5.5% for the three months ended March 31, 2006, from 7.1% for the same period in 2005. Gross profit decreased by $3.4 million to $1.7 million for the six months ended March 31, 2005, from $5.1 million for the comparable prior period in 2005 and gross margin decreased by 4.3% to 4.3% for the six months ended March 31, 2005, from 8.6% for the six months ended March 31, 2005. The increase in gross profit for the three month period is mainly due to the calling card distribution revenue, partially offset by higher distribution product costs. The decrease in gross profit for the six month period is mainly due to lower sales volume resulting from increased competition in the wireless handsets distribution industry in China and lower gross margins, partially offset by calling card distribution revenue. The decrease in gross margin is caused by pricing pressures from increased competition, partially offset by volume incentive rebates from a major supplier in the amount of $1,085,220 and $1,693,720 received in the third and second quarters of fiscal 2005, respectively.

Operating Expenses:  Product development expense was $610,074 and $1.4 million the three and six months ended March 31, 2006, as compared to $872,126 and $1.6 million respectively, for the same prior year periods. Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs. These costs have decreased due to lower headcount and fewer product development projects during the periods. We expect to continue to incur significant product development costs in future years.

Distribution expenses increased by $80,808 to $214,716 for the three months ended March 31, 2006, from $133,908 for the same period in 2005, and decreased slightly as a percentage of distribution revenue to .9% in 2006 from 1% in 2005. Distribution expense increased by $108,624 to $352,252 for the six months ended March 31, 2006, from $243,628 for the six months ended March 31, 2005, and increased as a percentage of distribution revenue to .8% in the current year from .4% in the prior year. Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset products, such as delivery, transportation, salaries and facility costs. Distribution expenses have increased in the current year due to increased common carrier and warehousing costs.

Selling, general and administrative expenses decreased by $199,796 to $1.3 million for the three months ended March 31, 2006, from $1.5 million for the same period in 2005, and decreased as a percentage of revenue to 5.1 % in 2006 from 10.2% in 2005. This decrease is primarily due to higher costs in the quarter ended March 31, 2005 for fees related to the audit and Sarbanes Oxley compliance services for the year ended December 31, 2004. The Company subsequently changed its year-end to September 30th and did not incur such fees in the quarter ended March 31, 2006. Selling, general and administrative expenses increased by $407,790 to $2.8 million for the six months ended March 31, 2006, from $2.3 for the same period in 2005, and increased as a percentage of revenue to 6.5% in 2006 from 3.6% in 2005. The increase in SG&A during the six month period is mainly a result of costs incurred during the October through December 2005 period for the audit of our September 30, 2005 financial statements including increased costs associated with being a public company including Sarbanes Oxley compliance, stock-based compensation and other professional fees.  These costs are expected to increase with the Company’s continued public entity compliance related matters. Specifically, for the three months ended March 31, 2006 the significant components of the overall decrease are $202,000  that relates to decreased professional legal and audit costs, $82,000 that relates to decreased business development costs and $47,000 in lower occupancy costs, partially offset by $113,000 in increased staff costs, and $18,000 in increased miscellaneous operating expenses. For the six months ended March 31, 2006, the components of the increase are $473,000 that relates to increased professional legal and audit costs and $289,000 that relates to increased salary and staff costs partially offset by $251,000 in decreased business development costs, $33,000 in lower occupancy costs and a $70,000 decrease in miscellaneous operating expenses.

Income (loss) from operations:  Income from operations was $302,175 for the three months ended March 31, 2006 and a loss from operations of $638,435 for the six months ended March 31, 2006, as compared to loss from operations of $229,439 for the three months ended March 31, 2005 and income from operations of $5.2 million for the six months ended March 31, 2005. The increase in income from operations for the quarter is primarily due to higher sales and lower product development and selling, general and administrative expenses, partially offset by lower gross margins and higher distribution expenses discussed above. The decline in income from operations for the six month period is primarily due to lower sales volumes, lower gross margins and higher selling, general and administrative and distribution expenses discussed above, partially offset by lower product development costs.

Net income (loss):  Net income for the three months ended March 31, 2006 was $210,295 and net loss for the six months ended March 31, 2006 was $524,135 as compared to net loss for the three months ended March 31, 2005 of $175,129 and net income of $4.7 million for the first six months of 2005. The increase in net income for the quarter is primarily due to higher sales and lower product development and selling, general and administrative expenses, partially offset by lower gross margins and higher distribution expenses discussed above. The increase in net loss for the six month period is due to lower sales volumes, lower gross margins and higher selling, general and administrative and distribution expenses discussed above, partially offset by lower product development costs.

Liquidity and Capital Resources

Unrestricted cash at March 31, 2006 was $2,250,149 and was $2,635,868 at September 30, 2005.

Working capital (measured by current assets less current liabilities) at March 31, 2006, was $18,915,429 and at September 30, 2005, was $19,567,248. The decrease in working capital is primarily due to the net loss for the six months.

For the six months ended March 31, 2006, cash used in operating activities totaled $363,671. This was primarily due to the net loss for the period and the timing of inventory purchases which was sold in the following weeks, partially offset by an increase in trade accounts payable. For six months ended March 31, 2005, cash used in operating activities totaled $6.6 million. The use of funds was primarily due to an increase in inventory due to the timing of purchases and a decrease in accounts payable offset by a decrease in trade accounts receivable and net income for the period.

For the six months ended March 31, 2006, cash used in investing activities was $284,222 which included $223,283 in purchases of property and equipment and $60,940 of advances to officers of subsidiaries and employees. For six months ended March 31, 2005, cash used in investing activities amounted to $689. This was comprised of purchases of property and equipment totaling $375,003 mostly related to the recent acquisition of Huana Xinlong, and purchases of other assets totaling $466,214. This was offset by $192,528 of cash included in the purchase of a subsidiary, $365,370 in collections of a short-term note receivable and $313,158 in repayment of loans to officers and employees of subsidiaries.

For the six months ended March 31, 2006, cash provided by financing activities was $262,174 consisting of proceeds from the exercise of stock options. For the six months ended March 31, 2005, cash used in financing activities was $30,749 which primarily included net borrowings from a stockholder.

Inventories increased by $3.3 million to $4.4 million at March 31, 2006, compared to $1.1 million at September 30, 2005. The balance relates primarily to wireless handsets which will be subsequently sold during fiscal 2006. Trade accounts payable increased in relation to inventory purchases.

Goodwill increased by $3.9 million during the quarter ended March 31, 2006 due to additional shares issued in accordance with the Huana Xinlong acquisition agreement. See note 4 to the condensed consolidated financial statements.

Although there is a significant amount of working capital as of March 31, 2006, a substantial portion is tied up in trade accounts receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, in the last two years as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derive substantially all of our revenue. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance is all collectible, we do not anticipate reducing the outstanding balance significantly in the near future.

We entered into an installment payment plan agreement with Mr. Lam to pay his balance outstanding at September 30, 2005 over a period of nine months. Monthly payments of $1.7 million are being made in accordance with this agreement. As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

Additionally, our Career Development Services trade receivable balance has decreased to $5.7 million at March 31, 2006 from $5.8 million at September 30, 2005. The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of March 31, 2006, approximately $3.4 million of our trade receivable balance relates to sales of educational software completed over 365 days ago. We believe these accounts to be fully collectible; however, the timing of the collections cannot be estimated with certainty. We collected approximately $700,000 of the over 365 days account receivable subsequent to March 31, 2006.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner. However, if Mr. Lam does not pay timely or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

While our reporting currency is the U.S. Dollar, most of our consolidated revenues, expenses and assets are denominated in Hong Kong Dollars. Because the value of the Hong Kong Dollar is pegged to the U.S. Dollar, we are not exposed to material foreign exchange risk with respect to our Hong Kong Dollar denominated revenues, expenses and assets. However, some of our consolidated revenues, expenses and assets are denominated in Renminbi (“RMB”). As a result, we are exposed to foreign exchange risk with respect to RMB denominated revenues, expenses and assets as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions or market sensitive instruments in an effort to reduce our exposure to foreign exchange risk.

Item 4. Controls and Procedures

As previously reported in our Transition Report on Form 10-K for the nine month period ended September 30, 2005, our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f), as of September 30, 2005, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Subsequent to September 30, 2005, our management strengthened the Company’s internal controls over financial reporting and took various actions to improve our internal controls including during the period covered by this report, but not limited to the following:

1.                                       Remediation efforts were initiated within the Company’s IT area to address the design and control deficiencies discovered during testing. We have implemented controls and procedures required to address the deficiencies noted as of September 30, 2005 and then tested our remediation efforts. No further design and control material weaknesses were noted.

2.                                       Management has reviewed existing policies and procedures in the areas of expense and accounts payable accruals, and capitalization of software development costs and developed new and improved policies and procedures. Testing of these remediation efforts was completed and no further material weaknesses were noted.

3.                                       Management believes that effective controls have been implemented at our German subsidiary due to successful remediation efforts and testing in fiscal 2005. We have undertaken additional testing to confirm that the fiscal 2005 remediation efforts were successful and that effective controls are in place. No further material weaknesses were noted.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of period covered by this report, have concluded that, based upon these remediation efforts and the testing of these controls that was completed during the period covered by this report, as of the end of the period covered by this report our disclosure controls and procedures were effective based on the criteria in the Internal Control–Integrated Framework issued by COSO.

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

Date: May 15, 2006
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