Form 10-Q/A
period 2006-03-31
INTAC INTERNATIONAL INC
filed 2006-05-23
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

An amendment to our Quarterly Report on Form 10-Q for the quarter and six months ended March 31, 2006, initially filed with the Securities and Exchange Commission on May 15, 2006 is being filed to correct certain items of disclosure in our Notes to Consolidated Financial Statements through additional disclosure, correction of numbers and relocation of financial tables.

Our Chief Executive Officer and Chief Financial Officer have also reissued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  For the convenience of the reader, we have included the document in its entirety in this Amendment to Form 10-Q to reflect such changes.

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

(d)                                 Liquidity

As of March 31, 2006 and September 30, 2005, INTAC maintained cash of $2,250,149 and $2,635,868, respectively. The Company measures liquidity through working capital (measured by current assets less current liabilities). As of March 31, 2006, and September 30, 2005, INTAC maintained working capital of $18,915,429 and $19,567,248, respectively. The decrease in working capital is primarily due to the net loss for the six months. The Company raised equity financing of $12.0 million in May 2004. Proceeds from the private placement are being used to expand the Company’s career development services business, for strategic acquisitions or business alliances as well as for working capital.

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

(f)            Revenue Recognition

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

License fee revenue is derived from  the sale to customers of rights to sell products under arrangements in which the Company is the distributor.  These arrangements consist of an up-front, nonrefundable license fee, as well as contingent payments based on a percentage of the customer revenues.  The services provided by the Company after the receipt of the up-front license fee are not significant.  The up-front, non-refundable license fee is recognized as revenue at the time the agreement is entered into, and the contingent payments are recognized when received.  The Company has considered the relevant provisions of SAB 104 and Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in accounting for license fee revenue.

(g)                                 Use of Estimates

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

(i)                                     Recent Events

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

A summary of stock option activity and related information as of March 31, 2006 and changes during the six months then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value

Outstanding at October 1, 2005	600,000	$6.80
Granted	—
Forfeited or expired	—
Exercised	(75,000)	$3.50
Total Outstanding at March 31, 2006	525,000	$7.27	4.6	$1,518,750
Options exercisable at March 31, 2006	375,000	$7.62	3.9	$1,172,250

The total intrinsic value of options exercised during the six months ended March 31, 2006 was $231,153. As of March 31, 2006 there was $216,812 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(c) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common stock to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income (loss)	$210,295	$(175,129)	$(524,135)	$4,667,039

Weighted average shares outstanding	22,284,993	22,141,455	22,242,925	21,631,455

Basic earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$0.22

Diluted earnings per share:
Net income (loss)	$210,295	$(175,129)	$(524,135)	$4,667,039

Weighted average shares outstanding	22,284,993	22,141,455	22,242,925	21,631,455

Dilutive stock options and restricted stock award	775,006	—	—	289,223

Total common shares and dilutive securities	23,059,999	22,141,455	22,242,925	21,920,678

Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$0.21

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

	Revenues	Segment Profit (loss)
Three months ended March 31, 2006
Distribution business segment	$23,931,918	$322,973
Career development services segment	1,310,253	95,552
Total	$25,242,171	$418,525

Three months ended March 31, 2005
Distribution business segment	$12,973,988	$(47,251)
Career development services segment	1,685,145	(95,543)
Total	$14,659,133	$(142,794)

	Revenues	Segment Profit (loss)
Six months ended March 31, 2006
Distribution business segment	$40,974,004	$(258,824)
Career development services segment	2,500,883	(151,063)
Total	$43,474,887	$(409,887)

Six months ended March 31, 2005
Distribution business segment	$59,593,505	$4,823,475
Career development services segment	5,857,246	614,939
Total	$65,450,751	$5,438,414

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

A reconciliation from the segment information to the net income (loss) for the three and six months ended March 31, 2006 and 2005, is as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005

Segment income (loss)	$418,525	$(142,794)
Depreciation	(116,350)	(86,645)
	302,175	(229,439)
Other income (expense), net	(78,374)	4,990
Interest income (expense), net	1,053	1
Income taxes	(14,559)	49,319
Net income (loss)	$210,295	$(175,129)

	Six months ended March 31, 2006	Six months ended March 31, 2005

Segment income (loss)	$(409,887)	$5,438,414
Depreciation	(228,548)	(195,784)
	(638,435)	5,242,630
Other income (expense), net	(14,620)	(31,166)
Interest income (expense), net	6,230	7,457
Income taxes	122,690	(551,882)
Net income (loss)	$(524,135)	$4,667,039

Total assets for the operating segments at March 31, 2006, and September 30, 2005, are as follows:

	March 31, 2006	September 30, 2005

Distribution business segment	$48,204,952	$21,554,481
Career development services segment	3,230,456	22,837,478
Total	$51,435,408	$44,391,959

Total assets based on their geographic location at March 31, 2006, and September 30, 2005, are as follows:

	March 31, 2006	September 30, 2005

Europe	$4,122,552	$2,703,556
Asia	46,336,418	41,523,590
United States	976,438	164,813
Total	$51,435,408	$44,391,959

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

License fee revenue is derived from  the sale to customers of rights to sell products under arrangements in which the Company is the distributor.  These arrangements consist of an up-front, nonrefundable license fee, as well as contingent payments based on a percentage of the customer revenues.  The services provided by the Company after the receipt of the up-front license fee are not significant.  The up-front, non-refundable license fee is recognized as revenue at the time the agreement is entered into, and the contingent payments are recognized when received.  The Company has considered the relevant provisions of SAB 104 and Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in accounting for license fee revenue.

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

Date: May 23, 2006
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