Form 10-Q
period 2006-06-30
INTAC INTERNATIONAL INC
filed 2006-08-10
CIK 1127439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

The number of shares of the registrant’s common stock outstanding as of August 9, 2006 was 22,940,727.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

	June 30, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,429,738	$2,635,868
Trade accounts receivable (net of allowance for doubtful accounts of $0 at June 30, 2006 and September 30, 2005)	17,708,598	21,000,362
Supplier rebate receivable	2,369,130	2,485,267
Other receivables	—	416,770
Inventories	890,840	1,158,641
Deposits paid	—	26,820
Income taxes receivable	121,325	—
Total current assets	22,519,631	27,723,728

Property and equipment, net	1,567,386	1,547,863
Other assets	617,948	519,932
Advances to officers of subsidiaries and employees	125,375	27,090
Internet portal database gateway, net	259,352	305,096
Acquired software, net	842,598	1,409,460
Goodwill	16,801,487	12,858,790
Deferred tax asset	482,510	—

Total assets	$43,216,287	$44,391,959

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,694,642	$5,949,452
Accrued expenses	1,932,754	1,090,145
Income taxes payable	—	604,481
Other liabilities	223,229	311,979
Deferred revenue	—	32,479
Due to stockholder	99,076	116,661
Deposits received	—	51,283

Total current liabilities	4,949,701	8,156,480
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,940,727 and 22,189,455 shares issued and outstanding, respectively	22,941	22,189
Additional paid-in capital	37,980,848	33,399,433
Retained earnings	223,887	2,786,610
Accumulated other comprehensive income	38,910	27,247

Total stockholders’ equity	38,266,586	36,235,479

Total liabilities and stockholders’ equity	$43,216,287	$44,391,959

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Revenues
Distribution business	$12,186,166	$19,812,031	$53,160,170	$79,405,537
Career development services	1,687,001	1,416,238	4,187,884	7,273,483

Total revenues	13,873,167	21,228,269	57,348,054	86,679,020

Cost of revenues
Distribution business	12,371,357	19,020,534	51,590,991	73,495,327
Career development services	404,619	473,427	815,616	2,042,397

Total cost of revenues	12,775,976	19,493,961	52,406,607	75,537,724

Total gross profit	1,097,191	1,734,308	4,941,447	11,141,296

Operating expenses
Product development	1,006,128	932,751	2,378,456	3,624,378
Distribution expenses	51,384	171,320	403,636	414,948
Selling, general and administrative expenses	1,399,151	1,503,414	4,157,262	2,732,516
Merger transaction costs	932,200	—	932,200	—
Gain on sale of assets	—	(383,933)	—	(383,933)

Total operating expenses	3,388,862	2,223,552	7,871,554	6,387,909

Income (loss) from operations	(2,291,671)	(489,244)	(2,930,107)	4,753,387

Other income (expenses)
Foreign currency exchange gain (loss)	26,806	231	(21,691)	(165)
Interest income (expense), net	4,352	3,080	10,582	15,169
Other income (expense), net	31,275	7,885	65,152	(27,518)

Total other income (expense), net	62,433	11,196	54,043	(12,514)

Income (loss) before income taxes	(2,229,238)	(478,048)	(2,876,064)	4,740,873

Income taxes	190,650	40,924	313,340	(510,958)

Net income (loss)	$(2,038,588)	$(437,124)	$(2,562,724)	$4,229,915

Net income (loss) per share – basic	$(0.09)	$(0.02)	$(0.11)	$0.19

Net income (loss) per share – diluted	$(0.09)	$(0.02)	$(0.11)	$0.19

Weighted average shares outstanding - basic	22,468,873	22,141,455	22,889,240	21,801,455

Weighted average shares outstanding - diluted	22,463,873	22,141,455	22,889,240	22,078,634

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005

Cash flow from operating activities:
Net income (loss)	$(2,562,724)	$4,229,915
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	343,244	310,044
Amortization of internet portal database gateway and acquired software	612,606	486,567
Compensation in connection with restricted stock award	—	175,004
Stock-based compensation expense	114,783	—
Other comprehensive income	11,663	(7,279)
Gain on sale of equipment	—	(383,933)
Changes in operating assets and liabilities:
Trade accounts receivable	3,291,764	(51,238)
Supplier rebate receivable	116,137	210,637
Other receivables	416,770	(584,615)
Income taxes receivable	(121,325)	—
Inventories	267,801	(13,869)
Deposits paid	26,820	178,642
Short-term receivables	—	7,140
Advances to officers of subsidiaries and employees	—	(320,440)
Foreign sales tax receivable	—	(299,825)
Other assets	134,984	—
Trade accounts payable and accrued expenses	(3,668,712)	(9,022,476)
Income taxes payable	(604,481)	560,641
Other liabilities	(30,255)	(650,281)
Deferred tax asset	482,510	—
Deferred revenue	(32,479)	(310,576)
Deposits received	(51,283)	(14,103)
Net cash used in operating activities	(1,252,177)	(5,500,045)

Cash flow from investing activities:
Purchase of property and equipment	(362,767)	(705,262)
Purchase of other assets	—	85,177
Cash included in purchase of subsidiary	—	246,528
Collection of short term note receivable	—	365,370
Advances to officers of subsidiaries and employees	(98,285)	(33,017)
Acquisition costs	—	(81,000)
Repayments from officers of subsidiaries and employees	—	313,158
Net cash provided by (used in) investing activities	(461,052)	190,954

Cash flow from financing activities:
Proceeds from issuance of common stock, net	—	(656)
Proceeds from exercise of stock options	524,684	—
Repayments to stockholder, net	(17,585)	(29,096)
Net cash provided by (used in) financing activities	507,099	(29,752)

Net decrease in cash and cash equivalents	(1,206,130)	(5,338,843)

Cash and cash equivalents at beginning of period	2,635,868	8,545,479

Cash and cash equivalents at end of period	$1,429,738	$3,206,636

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$432
Cash paid for taxes	$1,033,000	$—

Non-cash Investing and financing activities:

Additional stock issued in Huana Xinlong acquisition	$3,942,701	$—
Insurance premiums financed	233,000	—

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
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

In December 2004, INTAC acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”), which INTAC assigned to INTAC International Holdings Limited (“Holdings”), a Hong Kong corporation and a wholly-owned subsidiary of INTAC. Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China.

In January 2006, INTAC established Intac International Management Consultancy Beijing Limited to carry out business management and advisory activities.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the transition period from January 1, 2005 to September 30, 2005, are unaudited (except for the September 30, 2005 balance sheet, which was derived from the Company’s audited consolidated financial statements).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d)           Liquidity

As of June 30, 2006 and September 30, 2005, INTAC maintained cash of $1,429,738 and $2,635,868, respectively. The Company measures liquidity through working capital (measured by current assets less current liabilities). As of June 30, 2006, and September 30, 2005, INTAC maintained working capital of $17,569,930 and $19,567,248, respectively. The decrease in working capital is primarily due to the net loss for the nine months. The Company raised equity financing of $12.0 million in May 2004. Proceeds from the private placement are being used to expand the Company’s career development services business, for strategic acquisitions or business alliances as well as for working capital.

Although there is a significant amount of working capital as of June 30, 2006, a substantial portion is tied up in trade receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, since inception as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived substantially all of our distribution revenue for the nine months ended June 30, 2006. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance will ultimately be collected, we do not anticipate reducing the outstanding balance ($10.8 million at June 30, 2006) significantly in the near future.  We collected approximately $2 million in July 2006.

We entered into an installment payment plan agreement with Mr. Lam to pay his balance outstanding at September 30, 2005 over a period of nine months which required monthly payments of $1.7 million.   As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

At June 30, 2006, Mr. Lam was not in compliance with his installment payment plan.  Approximately $3.3 million of the installment payments from his balance at September 30, 2005 were in arrears (approximately $2 million subsequently collected in July 2006) and approximately $7.6 million from his current account purchases were over the 45 day outstanding threshold.  In order to demonstrate his belief in the collectibility of Mr. Lam’s receivable, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.  The Company is currently in the process of negotiating a new payment plan with Mr. Lam.

In addition, at June 30, 2006, the Company has approximately $2.4 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland.  In order to insure the utilization of these supplier rebates in the time frame allotted by the supplier, Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.

Additionally, we have a trade receivable balance of $5.9 million related to our Career Development Services business.  The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of June 30, 2006, approximately $1.2 million of our trade receivable balance relates to sales of educational software completed in December 2004.  This balance has decreased $1 million from the March 31, 2006 balance of $2.2 million due to aggressive collections during the quarter.  We believe the entire account balance of these trade receivables to be fully collectible; however, the timing of the collections cannot be estimated with certainty. We collected approximately $588,000 of the outstanding balance subsequent to June 30, 2006.

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

(e)           Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. Stock options and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share for the three months ended June 30, 2006 and 2005, and nine months ended June 30, 2006 because their effects are anti-dilutive. Computation of diluted income per share for the nine months ended June 30, 2005 includes dilutive stock options and restricted stock awards granted under the terms of the Company’s 2001 Long Term Incentive Plan.

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

(h)           Stock Option Plans and Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the three and nine months ended June 30, 2006, the Company recognized share-based compensation cost totaling $38,261 and $114,783, respectively.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for the three and nine months ended June 30, 2006 is $38,261 and $114,783 higher, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic loss per share for the three and nine months ended June 30, 2006 would have been ($0.09) and ($0.11), respectively, if the Company had not adopted SFAS 123-R, compared to the reported basic loss per share of ($0.09) and ($0.11), respectively.

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

	For the three months ended June 30, 2005	For the nine months ended June 30, 2005

Net income (loss), as reported	$(437,124)	$4,229,915
Add: Total stock-based employee compensation expense included in reported net income (loss)	58,332	175,001
Deduct: Total stock-based employee compensation expense determined under fair value based method	(235,446)	(686,178)
Pro forma net income (loss)	$(614,238)	$3,718,738

Net income (loss) per share:
Basic
As reported	$(0.02)	$0.19

Pro forma	$(0.03)	$0.17

Diluted
As reported	$(0.02)	$0.19

Pro forma	$(0.03)	$0.17

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

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement and the transactions contemplated by the merger agreement. It is currently anticipated that the merger will close in the first quarter of fiscal year 2007.

On August 8, 2006, the Company entered into a letter of intent with Wei Zhou, its Chairman and CEO, to purchase the Distribution Segment of the business for 3 million shares of the Company’s common stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. as described in “Recent Events” and is subject to the approval of the Board of Directors and stockholders of the Company other than Wei Zhou and his affiliates.

(j)            Merger Transaction Costs

Merger transaction costs of $932,200 are principally comprised of professional and investment banking fees related to the contemplated merger of the Company and HSW described in “Recent Events”.  Since HSW has been determined to be the accounting acquirer, accounting rules require that the acquiree (the Company) record all transaction costs as expense in its statement of operations.

2. INVENTORIES

As of June 30, 2006 and September 30, 2005, inventories totaled $890,840 and $1,158,641, respectively, consisting of $846,136 and $1,148,981 respectively, for the distribution business segment (wireless handsets) and $44,704 and $9,660, respectively for the career development services segment (training materials).

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

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at June 30, 2006) to reduce the minority interest in Intac Purun to zero. The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in stockholders’ equity (deficit) in Intac Purun by the Company have been restored.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

	June 30, 2006	September 30, 2005
Current assets	$306,333	$306,333
Acquired software	2,039,307	2,039,307
Other non-current assets	192,801	192,801
Total assets acquired	2,538,441	2,538,441
Current liabilities assumed	1,274,097	1,274,097
Net assets acquired	1,264,344	1,264,344
Purchase price	16,942,701	13,000,000
Excess purchase price	$15,678,357	$11,735,656

The excess of the purchase price over the fair value of the net identifiable assets acquired represents goodwill and is not deductible for income tax purposes. The allocation of the purchase price includes an independent valuation of the software which was completed in December 2004.

5. OTHER ASSETS

As of June 30, 2006 and September 30, 2005, other assets consisted of the following:

	June 30, 2006	September 30, 2005

Deposits and memberships	$216,623	$194,225
Deposit for software development costs	109,652	99,490
Prepaid administrative and professional costs	263,020	122,163
Other	28,653	104,054
	$617,948	$519,932

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

For the three and nine months ended June 30, 2006, income tax benefits of $190,650 and $313,340, respectively, were recorded, representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities. For the three months ended June 30, 2005, an income tax benefit of $40,924 was recorded, and for the nine months ended June 30, 2005, income tax expense of $510,958 was recorded related to taxable income.

7. ADVANCES FROM STOCKHOLDER

As of June 30, 2006, Mr. Zhou (President, CEO and Director of the Company) had made net advances of $99,076 to the Company.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. There were no options granted during the nine months ended June 30, 2006.

A summary of stock option activity and related information as of June 30, 2006 and changes during the nine months then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value

Outstanding at October 1, 2005	600,000	$6.80
Granted	—
Forfeited or expired	—
Exercised	(150,000)	$3.50
Total Outstanding at June 30, 2006	450,000	$7.90	4.35	$633,000
Options exercisable at June 30, 2006	300,000	$8.65	3.65	$534,000

The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $696,229. As of June 30, 2006 there was $178,552 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.25 years.

(c) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common stock to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income (loss)	$(2,038,588)	$(437,124)	$(2,562,724)	$4,229,915

Weighted average shares outstanding	22468,873	22,141,455	22,889,240	21,801,455

Basic earnings (loss) per share	$(0.09)	$(0.02)	$(0.11)	$0.19

Diluted earnings per share:
Net income (loss)	$(2,038,588)	$(437,124)	$(2,562,724)	$4,229,915

Weighted average shares outstanding	22,883,473	22,141,455	22,459,298	22,141,455

Dilutive stock options and restricted stock award	—	—	—	277,179

Total common shares and dilutive securities	22,883,473	22,141,455	22,459,298	22,418,634

Diluted earnings (loss) per share	$(0.09)	$(0.02)	$(0.11)	$0.19

9. SEGMENT REPORTING

The Company is currently considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets and other telecommunications products. The Company measures segment profit (loss) as operating profit (loss) before depreciation. The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the chief financial officer in determining the performance of the business. Information regarding operating segments as of and for the three and nine months ended June 30, 2006 and 2005, is presented in the following tables:

	Revenues	Segment Profit (loss)
Three months ended June 30, 2006
Distribution business segment	$12,186,166	$(1,471,563)
Career development services segment	1,687,001	(705,412)
Total	$13,873,167	$(2,176,975)

Three months ended June 30, 2005
Distribution business segment	$19,812,031	$(281,882)
Career development services segment	1,416,238	(93,102)
Total	$21,228,269	$(374,984)

	Revenues	Segment Profit (loss)
Nine months ended June 30, 2006
Distribution business segment	$53,160,170	$(1,730,387)
Career development services segment	4,187,884	(856,475)
Total	$57,348,054	$(2,586,862)

Nine months ended June 30, 2005
Distribution business segment	$79,405,536	$4,541,593
Career development services segment	7,273,484	521,837
Total	$86,679,020	$5,063,430

Revenue for the distribution business segment for the nine months ended June 30, 2006 includes license fee revenue of $385,000.  In 2005, the Company entered into an arrangement with a telecommunications company whereby it obtained the exclusive right to sell that company’s calling cards in China.  The Company sold those exclusive rights to another party in March 2006 in exchange for a nonrefundable license fee of $385,000.

Segment loss for the distribution business segment for the nine months ended June 30, 2006 reflects a $190,000 credit memo issued from a vendor related to product purchased during the second quarter of fiscal 2006.  The credit memo may be applied to future product purchases.  The Company recorded a reduction to distribution business cost of revenues of $190,000, and a reduction to accounts payable of the same amount.

A reconciliation from the segment information to the net income (loss) for the three and nine months ended June 30, 2006 and 2005, is as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005

Segment loss	$(2,176,975)	$(374,984)
Depreciation	(114,696)	(114,260)
	(2,291,671)	(489,244)
Other income (expense), net	58,081	8,116
Interest income (expense), net	4,352	3,080
Income taxes	190,650	40,924
Net loss	$(2,038,588)	$(437,124)

	Nine months ended June 30, 2006	Nine months ended June 30, 2005

Segment income (loss)	$(2,586,863)	$5,063,430
Depreciation	(343,244)	(310,044)
	(2,930,107)	4,753,386
Other income (expense), net	43,461	(23,050)
Interest income (expense), net	10,582	15,169
Income taxes	313,340	(510,958)
Net income (loss)	$(2,562,724)	$4,229,915

Total assets for the operating segments at June 30, 2006, and September 30, 2005, are as follows:

	June 30, 2006	September 30, 2005

Distribution business segment	$19,693,046	$21,554,481
Career development services segment	23,523,241	22,837,478
Total	$43,216,287	$44,391,959

Total assets based on their geographic location at June 30, 2006, and September 30, 2005, are as follows:

	June 30, 2006	September 30, 2005

Europe	$1,855,357	$2,703,556
Asia	40,949,243	41,523,590
United States	411,687	164,813
Total	$43,216,287	$44,391,959

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. You should be aware that the occurrence of the events described in these factors and elsewhere in this quarterly report could have an adverse effect on our business, results of operations or financial condition. You should also be aware that the ”forward-looking” statements are subject to a number of risks, assumptions and uncertainties, such as:

•      our merger with HSW International, Inc., announced on April 21, 2006, and anticipated to close in the first quarter of fiscal 2007;

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

•      statements made concerning the revenues or operating performance expected beyond the nine months ended June 30, 2006;

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

•      the potential sale of the Distribution Segment of INTAC business to Wei Zhou

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

•      INTAC Mobile Telecommunications Institute,

•      Education Management Software Business Unit, and

•      Database Management Business Unit.

INTAC Mobile Telecommunications Institute (“IMTI”)

Through IMTI, we seek to become a leading provider of mobile telecommunications technology training in China. IMTI will offer training to information technology professionals, with a primary focus in the area of third generation digital mobile systems, or “3G”, mobile telecommunications technology. New courses will be developed in the future to reflect technological advancement. This training will consist of IMTI’s Mobile Telecommunications Software Engineering training program, which will initially be offered through company-owned institutes and later offered through franchises, university courses and corporate training. We opened the first institute in Beijing in April 2006.

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

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement and the transactions contemplated by the merger agreement. It is currently anticipated that the merger will close in the first quarter of fiscal year 2007.

On August 8, 2006, the Company entered into a letter of intent with Wei Zhou, its Chairman and CEO, to purchase the Distribution Segment of the business for 3 million shares of the Company’s common stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. as described in “Recent Events” and is subject to the approval of the Board of Directors and stockholders of the Company other than Wei Zhou and his affiliates.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate impairment may have occurred. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $16,801,487 and $12,858,790 as of June 30, 2006 and September 30, 2005, respectively. No impairment charge has been made.

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

Results of Operations for the Three and Nine Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues
Distribution business	$12,186,166	$19,812,031	$53,160,170	$79,405,537
Career development services	1,687,001	1,416,238	4,187,884	7,273,483
Total revenues	13,873,167	21,228,269	57,348,054	86,679,020
Cost of revenue
Distribution business	12,371,357	19,020,534	51,590,991	73,495,327
Career development services	404,619	473,427	815,616	2,042,397
Total cost of revenue	12,775,976	19,493,961	52,406,607	75,537,724
Total gross profit	1,097,191	1,734,308	4,941,447	11,141,296
Operating expenses
Product development	1,006,128	932,751	2,378,456	3,624,378
Distribution expenses	51,384	171,320	403,636	414,948
Selling, general and administrative expenses	1,399,151	1,503,414	4,157,262	2,732,516
Merger transaction costs	932,200	—	932,200	—
Gain on sale of assets	—	(383,933)	—	(383,933)
Total operating expenses	3,388,862	2,223,552	7,871,554	6,387,909
Income (loss) from operations	(2,291,671)	(489,244)	(2,930,107)	4,753,387
Total other income (expense), net	62,433	11,196	54,043	(12,514)
Income (loss) before income taxes	(2,229,238)	(478,048)	(2,876,064)	4,740,873
Income taxes	190,650	40,924	313,340	(510,958)
Net income (loss)	$(2,038,588)	$(437,124)	$(2,562,724)	$4,229,915

Results of Operations for the Three and Nine Months Ended June 30, 2006, Compared to the Three and Nine Months Ended June 30, 2005

Career Development Services Revenue:  Revenue increased by $270,763 to $1.7 million for the three months ended June 30, 2006, from $1.4 million for the same period in 2005 primarily due to increased sales of education and administrative software. Revenue decreased by $3.1 million to $4.2 million for the nine months ended June 30, 2006 from $7.3 million for the same prior period. This overall decrease in revenue for the year-to-date period is due to a significant amount of sales in the quarter ended December 31, 2004 in the prior year caused by backlogged orders and from overall slower than anticipated orders in the current year from the Chinese school districts.   However, the Company has achieved consistent growth in career development sales in each progressive quarter in the current year.   We expect career development and training services revenue to grow during the remainder of fiscal 2006.

Distribution Business Revenue:  Revenue decreased by $7.6 million to $12.2 million for the three months ended June 30, 2006 from $19.8 million for the same period in 2005. Revenue decreased by $26.2 million to $53.2 million for the nine months ended June 30, 2006 from $79.4 million for the same prior year period. The decrease in revenues for both periods results from our redirected focus from the distribution business to career development services, and from increased competition in the wireless handset distribution industry in China.  While demand for cell phones has increased consistently, the number of distributors has also increased to meet this demand. The increase in Chinese cellular phone manufacturers has negatively impacted our revenue where we have traditionally dealt with large, international manufacturers who have higher manufacturing costs. This has made the distribution business difficult and put pressure on our profit margins.

Distribution business revenue for the nine months ended June 30, 2006 includes license fee revenue of $385,000, which represents the nonrefundable license fee received from a customer for the right to sell the calling cards of a third party telecommunications company in China.

On August 8, 2006, the Company entered into a letter of intent with Wei Zhou, its Chairman and CEO, to purchase the Distribution Segment of the business, subject to the approval of the Board of Directors and stockholders of the Company other than Wei Zhou and his affiliates.  See “Recent Events.”

Career Development Services Gross Profit: Gross profit increased by $339,571 to $1.3 million for the three months ended June 30, 2006, from $942,811 for the same period in 2005 and the gross margin increased by 9.4% to 76.0% for the three months ended June 30, 2006, from 66.6% for the same period in 2005. The increase in gross profit was due to higher sales of education and administrative software during the quarter ended June 30, 2006 compared to the prior year quarter.  For the year-to-date period, gross profit decreased by $1.8 million to $3.4 million for the nine months ended June 30, 2006, from $5.2 million for the comparable prior period in 2005 and the gross margin increased by 8.6% to 80.5% for the nine months ended June 30, 2006, from 71.9% for the nine months ended June 30, 2005. The decrease in gross profit is mainly due to lower sales volume explained above. The increase in gross margin for both periods is mainly due to higher sales prices than the prior year.  We expect margins to remain high due to the nature of this service business. Unlike the distribution business which has product costs in cost of revenue, our career development services’ cost of revenues does not have these types of product costs and therefore produces higher margins.

Distribution Business Gross Profit: Gross profit decreased by $976,688 to a negative $185,191 for the three months ended June 30, 2006, from a positive $791,497 for the same period in 2005 and the gross margin decreased by 5.5% to a negative 1.5% for the three months ended June 30, 2006, from a positive 4.0% for the same period in 2005. Gross profit decreased by $4.3 million to $1.6 million for the nine months ended June 30, 2006, from $5.9 million for the comparable prior period in 2005 and gross margin decreased by 4.5% to 3.0% for the nine months ended June 30, 2006, from 7.5% for the nine months ended June 30, 2005. The decrease in gross profit for the three and nine month periods is mainly due to lower sales volume resulting from increased competition in the wireless handsets distribution industry in China and lower gross margins, partially offset by calling card distribution revenue. The decrease in gross margin is caused by pricing pressures from increased competition.

Operating Expenses:  Product development expense was $1.0 million and $2.4 million the three and nine months ended June 30, 2006, as compared to $0.9 million and $3.6 million respectively, for the same prior year periods. Product development expense is principally comprised of costs directly attributable to the development and production of our career development services, such as salaries and facility costs. These costs increased during the three month period due to higher advertising expenses and have decreased during the nine month period due to lower headcount and fewer product development projects. We expect to continue to incur significant product development costs in future years.

Distribution expenses decreased by $119,936 to $51,384 for the three months ended June 30, 2006, from $171,320 for the same period in 2005, and decreased slightly as a percentage of distribution revenue to 0.4% in 2006 from 0.9% in 2005. Distribution expense decreased by $11,312 to $403,636 for the nine months ended June 30, 2006, from $414,948 for the nine months ended June 30, 2005, and increased as a percentage of distribution revenue to 0.8% in the current year from 0.5% in the prior year. Distribution expenses are principally comprised of costs attributable to the shipping and handling of our wireless handset products, such as delivery, transportation, salaries and facility costs.  Distribution expenses have decreased in the current year due to lower distribution revenues.

Selling, general and administrative expenses decreased by $104,263 to $1.4 million for the three months ended June 30, 2006, from $1.5 million for the same period in 2005, but increased as a percentage of revenue to 10.1 % in 2006 from 7.1% in 2005. Selling, general and administrative expenses increased by $1.4 million to $4.1 million for the nine months ended June 30, 2006, from $2.7 for the same period in 2005, and increased as a percentage of revenue to 7.2% in 2006 from 4.4% in 2005.  The $104,263 decrease in SG&A during the three months ended June 30, 2006 compared to the prior year was due to a $317,000 decrease in professional fees related to Sarbanes-Oxley compliance due to higher costs for first year testing in 2005.  This increase was partially offset by a $129,000 increase in business development costs, a $72,000 increase in staff costs, a $41,000 increase in occupancy costs and a $75,000 net increase in miscellaneous operating costs. The increase in SG&A during the nine month period was due to a $363,000 increase in staff costs primarily related to our new Intac International Management Consultancy Beijing Limited company which was established in January 2006, as well as $158,000 increase in costs for the audit of our financial statements and overall increased costs associated with being a public company including Sarbanes Oxley compliance, stock-based compensation and other professional fees.  These costs are expected to increase with the Company’s continued public entity compliance related matters. These increases were partially offset by a $120,000 decrease in business development costs and $98,000 net decrease in other miscellaneous operating expenses.  SG&A increased as a percent of revenues for both periods due to lower revenues from the company’s distribution business resulting from increased competition.

Merger transaction costs:  Merger transaction costs are principally comprised of professional and investment banking fees related to the announced merger of the Company and HowStuffWorks (“HSW”).  Since HSW has been determined to be the acquiring company, accounting rules require that the acquiree (the Company) record all transaction costs as expense to its statement of operations.  We expect to incur additional costs during the next quarter, prior to closing of the transaction.  See “Recent Events”.

Income (loss) from operations:  Loss from operations was $2.3 million for the three months ended June 30, 2006 and a loss from operations of $2.9 million for the nine months ended June 30, 2006, as compared to loss from operations of $489,244 for the three months ended June 30, 2005 and income from operations of $4.8 million for the nine months ended June 30, 2005. The decrease in income from operations for both periods is primarily due to lower sales volumes, lower gross profits, merger transaction costs in the current year, gain on sale of assets in the prior year and higher SG&A costs in the current year-to date period, partially offset by lower distribution costs.

Net income (loss):  Net loss for the three months ended June 30, 2006 was $2.0 million and net loss for the nine months ended June 30, 2006 was $2.6 as compared to net loss for the three months ended June 30, 2005 of $437,124 and net income of $4.2 million for the first nine months of 2005. The increase in net loss for the quarter and nine month periods is primarily due to lower sales volumes, lower gross profits, merger transaction costs in the current year, gain on sale of assets in the prior year and higher SG&A costs in the current year-to-date period, partially offset by lower distribution costs..

Liquidity and Capital Resources

Unrestricted cash at June 30, 2006 was $1,429,738 and was $2,635,868 at September 30, 2005.

Working capital (measured by current assets less current liabilities) at June 30, 2006, was $17,569,930 and at September 30, 2005, was $19,567,248. The decrease in working capital is primarily due to the net loss for the nine months.

For the nine months ended June 30, 2006, cash used in operating activities totaled $1,252,177. This was primarily due to the net loss for the period and the timing of inventory purchases and payment of invoices.  Accounts payable decreased significantly as payments were made for inventory purchased at the end of the prior quarter partially offset by an increase in trade accounts receivable. For nine months ended June 30, 2005, cash used in operating activities totaled $5,500,045. The use of funds was primarily due to a decrease in trade accounts payable and accrued expenses partially offset by net income for the period.

For the nine months ended June 30, 2006, cash used in investing activities was $461,052 which included $362,767 in purchases of property and equipment and $98,285 of advances to officers and employees of subsidiaries. For nine months ended June 30, 2005, cash provided by investing activities amounted to $190,954. This was comprised of $246,528 of cash included in the purchase of a subsidiary, $365,370 in collections of a short-term note receivable and $313,158 in repayment of loans to officers and employees of subsidiaries partially offset by purchases of property and equipment totaling $705,262 mostly related to the recent acquisition of Huana Xinlong.

For the nine months ended June 30, 2006, cash provided by financing activities was $507,099 consisting mainly of proceeds from the exercise of stock options slightly offset by repayments of advances from a stockholder and repayment of a note payable. For the nine months ended June 30, 2005, cash used in financing activities was $29,752 which primarily included net borrowings from a stockholder.

Inventories decreased by $267,801 to $890,840 at June 30, 2006 from $1.2 million at September 30, 2005. The balance relates primarily to wireless handsets which will be subsequently sold during fiscal 2006.  The balance decreased due to a large purchase made at the end of the prior quarter that was sold within the first days of the current quarter.   Trade accounts payable decreased in relation to inventory reductions.

Goodwill increased by $3.9 million during the nine months ended June 30, 2006 due to additional shares issued in accordance with the Huana Xinlong acquisition agreement. See note 4 to the condensed consolidated financial statements.

Trade accounts payable decreased due to the timing of inventory purchases.  A large amount of inventory was purchased at the end of the prior quarter and sold in the first week of the current quarter.  Inventory and accounts payable balances were high at the end of the prior quarter, but decreased at the beginning of the current quarter when invoices were paid and inventory was sold.

Although there is a significant amount of working capital as of June 30, 2006, a substantial portion is tied up in trade receivables and may not all necessarily be readily available to satisfy short-term obligations. Our Distribution Segment business model has historically relied on customers paying on a cash basis. However, since inception as our sales volume and customer size have increased, it has become necessary to grant credit terms to major customers. Within our Distribution Business segment, a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived substantially all of our distribution revenue for the nine months ended June 30, 2006. The amount of the receivable balance with this customer has increased over time and we expect this balance to remain high for the foreseeable future. Although we believe that this receivable balance will ultimately be collected, we do not anticipate reducing the outstanding balance ($10.8 million at June 30, 2006) significantly in the near future.  We collected approximately $2 million in July 2006.

We entered into an installment payment plan agreement with Mr. Lam to pay his balance outstanding at September 30, 2005 over a period of nine months which required monthly payments of $1.7 million.   As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in our Distribution Business segment relies on our keeping Mr. Lam as a customer.

At June 30, 2006, Mr. Lam was not in compliance with his installment payment plan.  Approximately $3.3 million of the installment payments from his balance at September 30, 2005 were in arrears (approximately $2 million was subsequently collected in July 2006) and approximately $7.6 million from his current account purchases were over the 45-day outstanding threshold.  In order to demonstrate his belief in the collectibility of Mr. Lam’s receivable, Wei Zhou, the Company’s

Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.  The Company is currently in the process of negotiating a new payment plan with Mr. Lam.

In addition, at June 30, 2006, the Company has approximately $2.4 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland.  In order to insure the utilization of these supplier rebates in the time frame allotted by the supplier, Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.

Additionally, we have a trade receivable balance of $5.9 million related to our Career Development Services business.  The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of June 30, 2006, approximately $1.2 million of our trade receivable balance relates to sales of educational software completed in December 2004.  This balance has decreased $1 million from the March 31, 2006 balance of $2.2 million due to aggressive collections during the quarter.  We believe the entire account balance of these trade receivables to be fully collectible; however, the timing of the collections cannot be estimated with certainty. We collected approximately $588,000 of the outstanding balance subsequent to June 30, 2006.

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

Item 4. Controls and Procedures

As previously reported in our Transitional Report on Form 10-K for the nine month transitional period ended September 30, 2005, our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f), as of September 30, 2005, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1(A).	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: August 9, 2006
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