Form 10-K
period 2006-09-30
INTAC INTERNATIONAL INC
filed 2006-12-14
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant’s most recently completed third fiscal quarter), was $161,961,533 based on the closing price of the registrant’s common stock on The Nasdaq SmallCap Market of $7.06 per share.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 13, 2006 was 22,940,727.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2007 annual meeting to be filed with the Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements” have been included throughout this Annual Report on Form 10-K.  These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in any cautionary language in this report could have an adverse effect on our business, results of operations or financial condition. You also should be aware that the forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

•                  our merger with HSW International, Inc., announced on April 21, 2006, and anticipated to close in the second quarter of fiscal 2007;

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

•                  statements made concerning the revenues or operating performance expected beyond the fiscal year ended September 30, 2006;

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

•                  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

•                  the potential sale of the distribution segment of INTAC to Wei Zhou.

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

•                  a significant delay by the PRC government in issuing 3G telecommunication licenses to telecommunication service providers;

•                  our lack of prior experience with the career development and training services and Internet portal business, and our ability to develop and execute an effective business plan;

•                  our ability to develop the fee-based services of the career development and training services and Internet portal business including assembling an experienced management team;

•                  any adverse change in our relationship with the EMIC and MOE which may affect our ability to maintain the use for commercial purposes of the database of student information complied by the MOE in the PRC as well as our other databases and the continued utilization and adoption of our education software;

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

PART I

ITEM 1 - BUSINESS

OVERVIEW

INTAC International, Inc., is a United States holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  Throughout this Report, references to “INTAC,” “Company,” “we,” “us,” and “our” refer to INTAC International, Inc., and its operating subsidiaries, and references to “China” and “PRC” refer to the People’s Republic of China, excluding, for purpose of this Annual Report, Hong Kong, Macau and Taiwan.  INTAC currently maintains offices in China (Hong Kong and Beijing), Germany (Frankfurt) and the United States (Dallas, Texas).

We operate in two segments, our career development and training services segment and our distribution/telecommunications Segment.  While our distribution segment historically has been our primary business segment and generated substantially all of our operating revenue, we shifted our focus in 2004 to the expansion and maturation of our career development services segment in China.  Initially, our efforts centered on recruiting and training services to be offered online through our internet portals phrbank.com and joyba.com.  These efforts did not achieve the results we anticipated in 2005, due in part to the strength of established competitors in the market and to the overbroad coverage of our efforts.  As a result, we determined to establish a foothold in the marketplace by focusing on a specific segment market from which we can later expand.  To this end, recognizing the growing opportunities within both the education industry and the mobile telecommunications/internet industry in China, and in order to better utilize our strategic resources and enhance our strengths in both industries, we have further refined our business strategy, as we announced on November 23, 2005 through a press release.  For details of this press release, please see our Current Report on Form 8-K, which was filed with the SEC on November 28, 2005.  Under our refocused business strategy, we have been operating in two business segments – the Career Development and Training Services Segment and the Distribution/Telecommunications Segment, each as further described below.

On April 20, 2006, we entered into an agreement and plan of merger with HowStuffWorks, Inc., an online publishing company, to form a new company, HSW International, Inc., which will focus on the online publishing, training and education markets in China and providing Chinese consumers with credible content and expert reviews.

In August 2006, in order to better position us for our merger with HowStuffWorks, Inc., we signed a letter of intent to sell the wireless handset distribution business to our Chairman and CEO, Wei Zhou in exchange for three million shares of our common stock held by Mr. Zhou.  The consummation of this transaction is anticipated to be concurrent with the closing the merger with HowStuffWorks, Inc.  As a result of this agreement, the operations of this segment have since been segregated and reported as discontinued operations for all periods presented for the Company’s consolidated financial statements included elsewhere herein.

Career Development and Training Services Segment

On January 15, 2004, we announced that we were shifting the emphasis of our business from the traditional distribution of premium brand wireless handsets to various career development services.  On November 23, 2005, we announced the further refinement of this shift in strategy.  Under the refined strategy for this business segment, we focus our operations primarily on three business units:

•                  INTAC Mobile Telecommunications Institute;

•                  Education Management Software Business Unit; and

•                  Database Management Business Unit.

INTAC Mobile Telecommunications Institute

Through INTAC Mobile Telecommunications Institute, or IMTI, we seek to become a leading provider of mobile telecommunications technology training services in China.  IMTI will offer training to information technology professionals, with a primary focus in the area of third generation digital mobile systems, or 3G, mobile telecommunications technology.  New courses will be developed in the future to reflect advancement in mobile telecommunications technology.  This training will consist of IMTI’s Mobile Telecommunications Software Engineering training program, which will initially be offered through company-owned institutes and later through franchises, university courses and corporate training.  We have started to offer the first level courses since April 2006 and the second level courses since October 2006.

Education Management Software Business Unit

INTAC, through its indirect wholly-owned subsidiary Beijing Huana Xinlong Information and Technology Development Co., Ltd., or Huana Xinlong, is a leading provider of education management software in China.  Huana Xinlong offers software for the administration of elementary and middle schools and colleges.  Huana Xinglong’s software has been designated by the Education Management Information Center, or EMIC, as the standard of the China School Administration System for primary and middle schools.  Additionally, Huana Xinlong enjoys an exclusive contractual relationship with the Ministry of Education of The People’s Republic of China, or the MOE for use of certain of Huana Xinlong’s software products.  Huana Xinglong’s products have been installed in over 10,000 elementary and middle schools and over 50% of colleges throughout China.

Database Management Business Unit

We have developed, and continue to develop, databases containing information on individuals.  We intend to utilize these databases to offer one-stop marketing solution to a wide range of businesses with products and services tailored to the specific needs of the Chinese education market.  Beijing Intac Purun Educational Development Ltd., or Intac Purun, one of our operating entities in China, develops the databases utilizing information from several sources.  Intac Purun is exclusively authorized by the MOE to collect resumes and profiles for all graduating college and graduate school students in China and has recently begun collecting such information.  The EMIC has chosen Intac Purun as its exclusive partner in developing and maintaining the MyJob database, compiled through EMIC’s website www.myjob.edu.cn, which helps graduates of higher education institutions obtain employment.  Intac Purun has also been granted exclusive access to the database on university graduates maintained by the EMIC for use by Intac Purun in providing job training and placement services.  Initially, Intac Purun will collect list rental fees and direct marketing service fees by utilizing these databases.  Ultimately, Intac Purun plans to provide integrated database marketing solutions and consulting services.

Distribution/Telecommunications Segment

Our distribution/telecommunications segment includes our wireless handset distribution business, which we operate through INTAC Deutschland Gmbh, a German corporation wholly owned by INTAC, INTAC International Holdings Limited, or Holdings, a Hong Kong corporation and wholly-owned subsidiary of INTAC and Global Creative International Limited and INTAC Telecommunications Limited, both of which are Hong Kong corporations and wholly owned subsidiaries of Holdings.  Through these subsidiaries, we distribute wireless handset products to mobile communications equipment wholesalers, agents, retailers and other distributors mainly in Hong Kong.  These products are then sold primarily to local customers in Hong Kong or customers in China.  Additionally, we are working with Primus Telecommunications Ltd, a global telecommunications services provider (Nasdaq: PRTL), to develop products which involve originating international voice and data traffic from within China throughout Southeast Asia for termination around the world.  The first product to be offered under this relationship will be a global prepaid calling card, an Internet Protocol, IP, calling card that provides access to over fifty countries.  In November 2006, we also entered into a contract with China Tietong Telecommunications Corporations to distribute its calling cards in China.

In August 2006, in order to better position us with the anticipated merger with HowStuffWorks, Inc., we entered into a letter of intent with Wei Zhou, our Chairman and CEO, to sell the wireless handset distribution business to Mr. Zhou in exchange for three million shares of our common stock held by Mr. Zhou.  The consummation of this transaction is anticipated to be concurrent with the closing the merger with HowStuffWorks, Inc.  For more detailed information on this transaction, please see our Current Report on Form 8-K, filed with the SEC on August 10, 2006.

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

CORPORATE HISTORY

INTAC International, Inc., was originally incorporated under the name Commodore Minerals, Inc., or Commodore, under the laws of the State of Nevada on September 20, 2000, as a developmental stage corporation.  On September 28, 2001, Mr. Wei Zhou acquired a controlling interest in Commodore in a private transaction with one of the organizers of Commodore.  On October 13, 2001, Commodore entered into a reorganization agreement with Holdings and the shareholders of Holdings, including Mr. Zhou, pursuant to which (i) Holdings became a wholly owned subsidiary of Commodore, (ii) New Tech Handels GmbH, previously a subsidiary of Holdings, became an indirect subsidiary of Commodore and (iii) Commodore changed its name to INTAC International, Inc.  For more detailed information on the change of control of Commodore resulting in the establishment of our corporate structure, please see our Current Report on Form 8-K, filed with the SEC on October 15, 2001.

Mr. Zhou, our Chief Executive Officer, has significant experience in supply channel and distribution channel development in Asia.  He has successfully developed strategic alliances in the Asia-Pacific region and has the ability to manage multi-national business relationships and assemble highly efficient distribution networks that have aided in INTAC’s expansion into the Chinese and Asia-Pacific markets.

In September 2003, Intac (Tianjin) International Trading Company, or Intac Trading, one of our indirect wholly-owned subsidiaries operating in China, made loans of $1,233,000 and $123,000 to two Chinese nationals, Ms. Zhang Wanqin and Ms. Li Min, respectively.  These loans were made to finance Ms. Zhang and Ms. Li, on behalf of INTAC, for the purpose of establishing Tianjin Weilian Investment Co., Ltd., or Tianjin Weilian, a company incorporated in the PRC.  Ms. Zhang and Ms. Li are the equity owners of Tianjin Weilian.  Subsequently in October 2003, Tianjin Weilian, Tianjin Chengtai International Trading Ltd., or Tianjin Chengtai, a PRC corporation, Tianjin Yingfeng Technology Development Co., Ltd., a PRC corporation, and EMIC established Intac Purun, with 45%, 15%, 30% and 10% equity interests, respectively.  Ms. Zhang and Ms. Li pledged as collateral their equity interests in Tianjin Weilian against those loans from Intac Trading.  Furthermore Ms. Zhang and Ms. Li assigned all operating rights, title and interest they had in Tianjin Weilian to Intac Trading, including all interest held, all rights to capital accounts, distributions and/or allocations of cash, property and income, and all rights to participate in management and to vote with regard to affairs relating to Tianjin Weilian.  In June 2004, Holdings made loans of US$1.5 million to tow Chinese nationals, Mr. Zou Jingchen and Ms. Wu Fengzhen.  Mr. Zou is the brother of Mr. Zhou, our Chief Executive Officer.  These loans were made to finance Mr. Zou and Ms. Wu, on behalf of INTAC, for the purpose of acquiring 100% equity interest of Tianjin Chengtai.  Mr. Zou and Ms. Wu pledged as collateral their equity interest in Tianjin Chengtai against this loan from Holdings.  All operating, economic, voting and other rights with regard to affairs relating to Tianjin Chengtai were assigned to Holdings by Mr. Zou and Ms. Wu.  As a result of the foregoing, Intac Purun is 60% indirectly owned by us.  We believe these indirect ownership structures are common for companies in the PRC Internet sector to comply with the PRC laws that impose strict restrictions on foreign investment in this industry.  However, we cannot be sure that our restructured operations and activities will be viewed by PRC regulatory authorities as in full compliance with applicable PRC laws and regulations.

In June 2004, we began phasing out our business of distributing luxury automobiles from Europe to purchasers in the Tianjin Port Free Trade Zone, which was operated through our wholly-owned subsidiary FUTAC Group Limited, a British Virgin Islands corporation, and our indirectly-owned subsidiary Intac Trading.  The phase-out was substantially complete as of December 31, 2004, and did not have a material adverse impact on our results of operations, and the assets of this business were redeployed to our other businesses.

In September 2004, INTAC indirectly formed two new companies, Beijing Intac Meidi Advertising Company Limited, or Intac Advertising, and Beijing Intac Meidi Technology Development Company Limited, or Intac Technology, both of which are private PRC corporations established to provide advertising services and value added services in support of Intac Purun.

In December 2004, Holdings acquired Huana Xinlong, a leading Chinese developer of management software for educational institution administration.  Huana Xinlong is located in Beijing, China.  In August, 2006, we formed Huana Xinlong Education Software Co., Ltd., wholly owned by Holdings, as the main corporate entity carrying out our education management software business in order to benefit from the tax preferential treatments available to newly established foreign invested entities.

In January 2006, we established Intac International Management Consultancy Beijing Limited, wholly owned by Holdings, to provide management or administrative services to our various corporate entities in China.

Merger with HowStuffWorks International, Inc.

On April 20, 2006, we entered into an Agreement and Plan of Merger, referred to as the merger agreement, with HowStuffWorks, Inc., HSW International, Inc. and HSW International Merger Corporation.  In this Annual Report, HowStuffWorks, Inc. is referred to as HSW, HSW International, Inc. is referred to as HSW International and HSW International Merger Corporation is referred to as merger sub.  Pursuant to the merger agreement, merger sub will merge with and into us, with INTAC continuing as the surviving corporation, referred to as the merger.  As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International.  Pursuant to the terms of the merger agreement, each outstanding share of INTAC common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock, referred to as the contributed assets, and (ii) certain investors have agreed to purchase shares of HSW International common stock with an aggregate value of approximately $22.5 million, referred to as the equity financing.  At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 50% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 50% of the total issued and outstanding shares of HSW International common stock.  The merger, the merger agreement, and the transactions contemplated by the merger agreement have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.  It is currently anticipated that the merger will close in the second quarter of fiscal year 2007.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that we will file with the SEC to terminate registration of our common stock.

For further details on the merger, the merger agreement and the transactions contemplated by the merger agreement, please see our Current Report on Form 8-K, filed with the SEC on April 21, 2006.

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

CAREER DEVELOPMENT AND TRAINING SERVICES SEGMENT

General Industry Background

The Mobile Telecommunications Market in China

According to China’s Ministry of Information Industry, or the MII, China is the largest mobile telecommunications market in the world with approximately 443 million mobile phone users at the end of October 2006.  In addition, China has experienced a significant increase in the use of wireless value-added services, the most popular form of which is Short Messaging Services, or SMS.  In 2000, China Mobile launched its Monternet wireless value-added services platform, and in 2001 China Unicom launched its UNI-Info wireless value-added services platform.  These platforms enabled the development of an additional type of SMS, which allow users to access products and services provided by third parties.  China Mobile and China Unicom also began to allow these third-party providers to use their billing and collection systems to charge fees for products and services that are delivered through the Monternet and UNI-Info platforms.  This created an opportunity for Internet companies to deliver their Internet portal products and services to users in China through their mobile phones and to utilize these billing and collection systems to collect fees for these products and services.

According to the MII, the total number of short messages transmitted in China in 2005 was approximately 304.65 billion.  Point-to-point SMS accounted for approximately 75% of the total number of SMS messages sent through China Mobile’s telecommunications network, while the remaining approximately 25% was accounted for by other SMS-based wireless data services.  In addition, we believe that with the continuous upgrading of mobile telecommunications networks in China, the wireless value-added services market will further expand by allowing users to transmit larger amounts of data at higher speeds and to access additional products and services through their mobile phones.

Career Development and Training in China

Education in China has been rapidly developing in order to keep pace with the ongoing economic development.  The PRC government in its Eleventh Five Year Plan stresses the importance of vocational education, with its planned sector spending level at about U.S. $175 billion from 2006 to 2010.  We believe China’s population is becoming more aware of the need for life-long learning in a complex world, and the demand for higher education is rising quickly.  With urban income increasing rapidly, we anticipate an increase in higher education consumption in the next ten years and beyond.

According to China’s Ministry of Education there are approximately 2,273 higher education institutions with approximately 23 million students in China, of which approximately 3.4 million have entered the job market in 2005.  This number of students is expected to grow to 25 million by 2008.  According to published statistics, there are also more than 470,000 elementary and middle schools in China with a total of nearly 200 million students.

INTAC Mobile Telecommunications Institute

INTAC’s Approach

We have identified mobile telecommunications training for information technology professionals, specifically covering 3G technology, as a growing need in China.  China is the largest mobile telecommunications market of any country, having over 443 million mobile subscribers as of October 2006, according to the MII.  Mobile handset shipments in China have steadily increased and are expected to continue to do so according to the IDC 2005 Handsets Report.  Increasingly, these handsets are based on 3G technology, rather than 2G or 2.5G technology.

Third generation systems, or 3G (also known as International Mobile Telecommunications 2000 or IMT-2000 systems), are digital mobile systems that provide high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks, and to other services that are specific to mobile users.  The key features of 3G systems are:

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

Courses

INTAC Mobile Telecommunications Institute includes three levels of courses combining written information, lectures and laboratory experience.  IMTI’s courses will be developed based on our assessment and understanding of market needs in conjunction with industry and academic experts.  We have assembled a panel currently consisting of 25 full-time course editors, all graduates of telecommunications universities in China, 15 university professors from telecommunications universities in China and 20 industry professionals from major telecommunications companies.  After developing a course outline, the panel of experts review the outline and a detailed course is prepared and compiled.  A first draft of the courseware is then prepared and reviewed again by the panel of experts with refinements being made as necessary.  Finally, a trial of the courseware is completed before release.

Graduates of each course will receive a certificate evidencing their completion.  We have received authorization from the Ministry of Education, the Ministry of Information and Technology and Software Development Consortium of the Chinese Government to offer the “Mobile Telecommunications Software Applications Technology Certification” to all of our qualified graduates.  Additionally, we are seeking endorsement of other government agencies, industry manufacturers and service providers and industry associations.

Delivery of Courses

Courses are offered through company owned institutes, franchises and licenses, and will also be offered through universities and corporate training.  IMTI will also offer job placement services and career counseling for its graduates.  IMTI’s courses are targeted on IT professionals working in or seeking a job with the mobile telecom industry, especially in the fields of software development, testing and project management.  Therefore, we anticipate that students will come from the following sources:

•                  Working professionals seeking a career change or laid-off people looking for a new job – they will pay for themselves;

•                  Companies paying for their employees’ on-job training; and

•                  College students.

Courses are initially offered at company operated institutes.  All IMTI teachers are trained and certified by IMTI.  We opened our first institute in Beijing and plan to open additional institutes in other cities as the market demand for our courses grows.  Our S1 level courses were initially offered in April 2006 and have been continuing throughout the year.  Our S2 level courses started in October 2006.  There are approximately 200 student enrolled in our program as of the date of this report.  We plan to offer S3 level courses by the second quarter of fiscal 2007.

Under the law of the People’s Republic of China, franchises may not be offered until one year after there are two company owned locations.  Until we are able to offer franchises and continuing thereafter, we plan to license the courseware to interested parties.  Licenses will be offered on standard licensing agreement terms consisting of a one-time license fee of about U.S. $35,000 to U.S. $60,000 for the initial five years plus 20% of tuition.  In 2006, we have entered into 19 license agreements with course operators in 18 cities in China.  Ultimately, we expect franchising to be a major driver of revenues and profits due to its low variable costs and scalability.

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

Sales and Marketing

IMTI’s courses are targeted to professionals in software development, software testing and project management.  Our informal study of information technology professionals revealed a shortage of trained professionals and an interest by current professionals in additional training.  We anticipate that the highest demand for the courses will be in Beijing, followed by Shanghai, Guangzhou and Shenzhen.  We believe that our courses will train professionals to meet the current hiring needs of telecommunications firms and position graduates to obtain relatively higher paying telecommunications industry positions.

Our marketing strategy is focused on building brand awareness and prestige for IMTI’s courses.  We have launched promotion of IMTI courseswares with releases to the press, customer events, direct advertising and internet advertising.  We currently have one professional in charge of branding and three marketing professionals, and will continue to strengthen our sales and marketing activities.

Competition

Several universities and companies provide software and telecommunications related training, however to our knowledge, no university offers training focused on 3G technology.  Courses offered by these universities range in duration from seven days to seven months and cost between U.S. $220 and U.S. $1,960.  Universities and companies offering software and telecommunications courses include the School of Software at Peking University, Beijing Hua Create Co., Ltd.,

the Training Center of the School of Software of the Northeastern University, the Training Center of Shenzhen Telecom, Beijing Jiaotong University-Baige Training Center, Wuhan CVTech Training Center, Shanghai Eutong Information Technology Co., Ltd. and the Fudan University Training Center of Embedded Technology.

Status of 3G Telecoms Licenses in China

The success of our business strategy to become a leading provider of 3G mobile telecommunications training services for information technology professionals depends on the issuance by the PRC government of 3G telecommunications licenses to telecommunications services providers employing such IT professionals.  It is not clear yet when the PRC government will issue its first 3G telecommunications licenses, and when it finally does, how many will be issued and what technology standard(s) will be adopted.

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

Education Management Software Business Unit

INTAC’s Approach

According to CCW Research, education spending in China has increased substantially in recent years, going from U.S. $41.6 billion to U.S. $74.8 billion between 1999 and 2003.  Spending on education information technology has likewise increased from U.S. $1.7 billion to U.S. $2.8 billion between 1999 and 2003.  We believe that Huana Xinlong is uniquely positioned to capitalize on this growing market.  Our education management software, which targets elementary and middle schools and universities has gained significant acceptance, with installation in over 10,000 elementary and middle schools and over 50% of universities.  Our education management software has been designated as the standard of the China School Administration System (for primary and middle schools) by the EMIC.  In addition we enjoy a strong relationship with the MOE.  We plan to leverage our large installed base of software and our relationship with the EMIC and the MOE to become the leading provider of integrated education management information systems and services in China.

Products

Our products are divided into three major product lines consisting of the elementary/middle school segment, the college segment and the universal software segment.  We are currently focused on improving these products, strengthening our government and customer relationships, diversifying our product portfolio and forming strategic partnerships with industry leaders.  To date, we have received a certificate from International Business Machines Corporation, or IBM, acknowledging Huana Xinlong’s status as a “Qualified IBM Partnerworld Business Partner,” a relationship which we expect to include support from IBM of our technical development of education software in China.  We have also received a certificate from Intel Corporation recognizing us as an “Intel Software Partner.”  Moreover, we have entered into a cooperation framework agreement with Microsoft (China) Co., Ltd., an affiliate of Microsoft Corporation, with respect to our “Green Campus” Surveillance and Management System product as further described below.  As these products mature and are refined, we plan to move towards providing integrated management systems and solutions which are specifically designed for the education industry to automate, streamline and effectively manage every aspect of an education institution, including student/faculty management, course set-up, design and offering and the provision of various applications.

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

Sales and Marketing

Our sales efforts for our education management software unit are coordinated in Beijing along with marketing and planning.  We have three local sales offices located in Kumming, Xi’An and Xinjiang.  We intend to further utilize our relationship with the MOE to secure government contracts.  We are currently a participant in the MOE’s “Demonstrative Zone Construction Project for Elementary/Middle School MIS Infrastructure Standardization,” or “Demo Zone” project.  This project is aimed at building a standardized management information system at two to three Demo Zones for each province in China.  We have contracted with the MOE as the exclusive provider of software and implementation services for this project.

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

Through Intac Purun, we intend to offer a one-stop database marketing solution based on a credible database of students and professionals.  Companies are seeking to acquire new customers in a cost-effective way.  They are looking for lists of prospects and tailored marketing solutions to reach distinct customer segments.  However, most domestic list rental service providers lack credible data sources, high-quality data or database marketing services.  Those database marketing solution providers usually are not list owners themselves.  Clients usually have to pay higher charge for list rental as well as marketing services.  There is a need for one-stop database marketing services using high quality lists from reliable sources.

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

Sales and Marketing

Our potential database products and services clients include insurance companies, banks (new accounts and credit cards), career services, apartment brokers, moving companies, travel agencies, mobile phone companies and computer manufacturers.  Our database marketing services will be marketed via three channels: 1) We intend to position ourselves as a potential list vendor to those advertising agencies which conduct direct marketing consulting services.  The potential clients include OgilvyOne, Wundermann and some local agencies.  2) We plan to market our database service directly to the end users, i.e. the marketing department of those companies which need customer data.  The potential clients include insurance companies, banks (checking/saving accounts and credit cards), career/recruiting services, real estate brokers, travel agencies, education service provider, telecom companies and mobile phone manufacturers.  3) We plan to place advertisements in industry magazines and China’s Direct Marketing Association (DMA) website.

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

The service, which is offered by Intac Purun in partnership with China Mobile Communications Corporation, or China Mobile and China United Communications Corporation, or China Unicom, China’s leading mobile telecom operators, will mainly focus on the elementary and middle school markets in China where the communication is most needed.  We intend to bundle our FSLCS system with Huana Xinlong’s software for educational institutional administration.

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

Our career development and education services segment involves substantial risk. Our business model is based on a belief that we will be able to, in part, (i) maintain a close relationship with the MOE and EMIC, an entity affiliated with the MOE, (ii) our ability to use exclusively the database of graduates complied by the MOE and the continuous updating of the database by the EMIC, (iii) remain as the exclusive operator of these Career Service Centers, (iv) retain the designation of Huana Xinlong’s software as the standard of the China School Administration System by the EMIC, (v) our ability to successfully renegotiate our agreements with China Mobile and China Unicom on terms acceptable to us, (vi) the ability to attract trainees for our 3G training program, and (vii) the ability to attract customers for our database products and services.  We cannot provide any assurance that our model will prove successful or will lead to the achievement of our objectives.  If we are unable to implement our business model effectively or lose our relationships with the MOE or EMIC, our business, results of operations and financial condition would be materially adversely affected.

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

INTAC’S Approach

We distribute, through Holdings and its subsidiaries Global Creative and INTAC Telecom, wireless handsets manufactured by major mobile communications equipment manufacturers.  For the fiscal year ended September 30, 2006, the nine months ended September 30, 2005 and the fiscal year ended December 31, 2004, the majority of our total handset sales were products manufactured by Nokia, Motorola, Sony Ericsson, Siemens and Samsung.  Our wireless handset products are compatible with most network operators, as well as analog and digital standards and other developing technologies.

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

Our Supply Channel

Wireless handsets are available to us at low prices for a variety of reasons, including our ability to quickly move large quantities of wireless handsets, the inability of a vendor to sell sufficient product through regular channels, the cancellation of orders placed by other distributors and the termination of business by a manufacturer or wholesaler.  Currently, our access to sources of equipment is based primarily on relationships which our management has established over approximately the last eight years.  Other sources of product include other distributors, network operators and independent brokers.  We receive information about new sources of products from contacts, online resources, advertising and industry publications.  Our Chief Executive Officer currently handles all inventory procurement and has the most significant industry contacts.  To date, we have not been able to purchase inventory directly from a manufacturer.  We currently do not have any supply agreements or authorized distribution agreements with any manufacturers or other vendors and, therefore, our entire inventory is purchased on the “spot market,” mainly from other wholesalers.  We plan to purchase a larger portion of our inventory from network operators and manufacturers in the future, although there can be no assurances in this regard.  Our experience has indicated that network operators and other wholesalers look favorably upon a distribution channel that enables them to dispose of significant quantities of merchandise quickly without affecting their traditional sales channels.  However, this situation could change if manufacturers or our suppliers decide to discourage the use of our distribution channels.

During the fiscal year ended September 30, 2006, substantially all of our suppliers are other wholesalers, and our single largest supplier, T-Mobile, accounted for more than 10% of our product purchases for the fiscal year ended September 30, 2006.  At present, we seek to concentrate purchases with selected suppliers to ensure access to high-quality products on advantageous terms; however, we believe we will need redundant sources of supply in the future.  Because product availability is unpredictable, a strong base of vendor relationships is important to our success.  We maintain ongoing contact through telephone calls with our vendors to learn when products will become available, at what prices product is moving and which model numbers are the most sought after by consumers.  Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.

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

Sales and Marketing

Our sales and marketing efforts for wireless handsets are coordinated in Hong Kong, Frankfurt and Beijing by a manager for each office.  These managers, who report directly to our Chief Executive Officer, Mr. Zhou, spend substantially all of their time developing and maintaining relationships with our customers and suppliers.  Inside each office, our sales force (which is, in the aggregate 3 full time personnel in this segment) operates on a named account basis rather than by geography, which allows us to maintain a single point of contact for each customer.  In addition to our inside sales force, we also engage non-employee, commissioned sales agents to sell our products.  Our largest accounts are handled directly by Mr. Zhou.  Our outside sales agents are compensated on a Commission Program that is designed to reward account profitability and promote sales growth into new geographic regions.

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

Telecommunications Products

On November 23, 2005, we announced that we recently began working with Primus Telecommunications Ltd., a global telecommunications services provider (Nasdaq: PRTL), with a particular strength in Voice-over-IP (VoIP) services and products, as well as billing capability across various voice and data services.  The first product launched under this relationship is the distribution of a global prepaid calling card, an IP calling card that provides access to over 50 countries.  We are working closely with Primus to explore further opportunities in offering more diverse telecommunications value-added services to the education market.  In November 2006, we also entered a contract with China Tietong Telecommunications Corporations to distribute its calling cards in China.

Recent Development

Although we historically derived substantially all of our revenue from our distribution/telecommunications segment, we intend to focus on the online publishing, training and education markets in China going forward.  As a result of this strategy and our anticipated merger with HowStuffWorks, Inc., we entered into a letter of intent with Wei Zhou, our Chairman and CEO, to sell the wireless handset distribution business to Mr. Zhou in exchange for three million shares of our common stock held by Mr. Zhou.  The consummation of this transaction is anticipated to be concurrent with the closing the merger with HowStuffWorks, Inc.  For more detailed information on this transaction, please see our Current Report on Form 8-K, filed with the SEC on August 10, 2006.

BUSINESS SEGMENT FINANCIAL DATA

As a result of the anticipated disposal of our distribution/telecommunications business to Wei Zhou, the operations of such segment have been segregated and reported as discontinued operations for all periods for our consolidated statements of operations attached to this report.  Information regarding the results of our discontinued operations and the assets and liabilities of such operations is set forth in “Item 6 – Selected Financial Data” and in Note 2 of Notes to Consolidated Financial Statements, all of which information is incorporated herein by reference.

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

We believe that these continuing reforms in China will enable us to participate in various investment opportunities in China.  Our first entry into the Chinese distribution market was accomplished in October 2001 through our acquisition of operating subsidiaries that distribute premium brand wireless handsets to mobile communications equipment wholesalers, agents, retailers and other distributors in Hong Kong for sale to mainland China.  On January 15, 2004, we announced the shift in emphasis of our business plan from the traditional distribution of premium brand wireless handsets to its new Internet joint venture, Intac Purun and our career development services segment.  On November 23, 2005, we announced the further refinement of this shift in strategy such that we will operate in two business segments:  the career development and training services segment and the distribution/telecommunications segment.

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

The principal regulation governing ownership in human resource services companies in China is the Interim Regulations on the Administration of Sino-foreign Equity Joint Venture as Human Resource Agencies (2003), jointly promulgated by the PRC Ministry of Personnel, the PRC Ministry of Commerce and the PRC State Administration for Industry and Commerce.  Under this regulation, the percentage of foreign ownership in the equity interest of a foreign invested human resource services company cannot be less than 25% or more than 49%.  Because Intac Purun provides human resource services in China, Intac’s initial indirect ownership interest in Intac Purun was set at 45% as a result of these regulations.  Subsequently in June 2004, INTAC purchased an additional 15% indirect ownership interest in Intac Purun.  This additional 15% indirect ownership interest increases INTAC’s total indirect ownership in Intac Purun to 60%.  Subject to the promulgation of additional regulations on foreign investment in the PRC human resources services sector, INTAC may be required to undertake other restructuring measures in order to comply with Chinese regulations.

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

According to the aforementioned legislation, it is mandatory for Internet companies in the PRC to complete security filing procedures with the local public security bureau and for them to update regularly with the local public security bureau regarding information security and censorship systems for their websites. In this regard, the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated in July 2002 by the Beijing Administration for Industry and Commerce, or Beijing AIC, state that websites must comply with the following requirements:

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

TECHNOLOGY INFRASTRUCTURE

We will place our servers at the facilities of 21ViaNet which provide a reliable environment.  21ViaNet is currently the largest neutral service provider for telecom data center in China.  21Vianet is 4-layer constructed and provides abundant equipment and connection for each level from client equipment to network outlet to provide clients with close to 100% network reliability.  It is also designed for unique DNS Cache to guarantee uninterrupted stable operation.  It is also safely constructed to resist over 60% DDoS attacks, which can protect uninterrupted operation even if with severe network attacks.  The RSA access control system is used, which blocks most illegal intrusions and provides the system with truly reliable “lock”.  Furthermore 21ViaNet is one of the members of China Anti-Junk Mail Organization.

21 Vianet also provides around-the-clock services, such as:

•                  field support of equipment installation and commissioning;

•                  operations to solve problems and also save labor and time;

•                  technical support and consulting services for clients; and

•                  service monitoring and in-depth technical services.

EMPLOYEES

As of November 30, 2006, we had 177 full-time employees within our career development and training services segment, including 57 in sales and marketing, 18 in course editors, 6 in customer services, 25 in company owned IMTI, 33 in technology and 38 in general and administrative functions.

We also had 6 full-time employees and 1 part time employee within our Distribution/Telecommunications Segment, including 2 in sales and marketing, 2 in warehouse and distribution services and 2 in general and administrative functions.

WEBSITE ACCESS TO REPORTS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K, and any amendments to such reports, are available, without charge, on our website, www.intac.cn, as soon as reasonably practicable after we electronically file such reports with the SEC.  We also make available on our website our Code of Ethics applicable to our Chief Executive Officer and senior financial officers, our Business Conduct Guidelines applicable to all employees, and the charter of our Audit Committee.  Information on our website does not constitute part of this Report.  Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.  These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

ITEM 1A - RISK FACTORS

Risks Related to our Proposed Merger with HSW International and the Combined Company

The failure to close, in a timely manner or at all, the merger between us and HSW International, or any negative market perception of the merger may adversely affect our business and the market price of our common stock.

On April 20, 2006, we entered into a merger agreement pursuant to which we will become a wholly owned subsidiary of HSW International.  If our stockholders do not approve of the merger agreement, or if there is a delay in the close of the merger, or if the merger does not close as a result of a failure to satisfy closing conditions or otherwise, the market price of our common stock may decline as a result.  In addition, to the extent that the investing public has a negative perception of the merger, the public’s perception of our business or the value of our common stock may be negatively impacted.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business.  Specifically:

•                  our merger with HSW International, Inc. may disrupt our business relationships with current customers or strategic partners (for example, a customer may delay or defer decisions about current and future agreements with us because of the pending merger);

•                  our current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees; and

•                  the attention of our management may be directed from business operations toward the consummation of the merger.

These disruptions could be exacerbated by a delay in the consummation of the merger or termination of the merger agreement and could have an adverse effect on our businesses and financial results if the merger is not consummated or of the combined company if the merger is consummated.

We will incur significant costs associated with the merger whether or not the merger is consummated.

We will incur significant costs related to the merger, including legal, accounting, advisory, filing and printing fees.  In the event that the merger is consummated, the combined company will pay for all expenses incurred by us, HSW and HSW International.  However, some of these costs will be incurred whether or not the merger is consummated.  In the event the merger is not consummated, we will pay for our own fees and expenses in connection with the merger and HSW will pay for its and HSW International’s fees and expenses in connection with the merger, except that we will share equally with HSW expenses related to the printing, filing and mailing of registrations statements and proxy statements related to the merger and the other transactions contemplated by the merger and the fees associated with the filing of notification and report forms with the Antitrust Division and the FTC.

The combined company may not realize the intended benefits of the merger if the combined company does not integrate our operations and assets with the contributed assets in a timely and efficient manner.

Achieving the benefits of the merger will depend to a large extent on the integration of our assets, operations and business segments with the contributed assets in a timely and efficient manner and the ability of the combined company to realize the anticipated synergies from this integration.  The integration of the contributed assets to our existing business will be critical in determining the success of the combined company in the online publishing, training and education markets in China.  This integration may be difficult and unpredictable for many reasons, including, among others, the translation of the contributed assets into Chinese and other languages and because HSW’s and our internal systems and processes were developed without regard to such integration.  The combined company’s successful integration of the contributed assets with our current business will also require coordination of different personnel, which may be difficult and unpredictable because of possible cultural conflicts and differences in policies, procedures and operations among us, HSW International and HSW, and the different geographical locations of the companies.  If the combined company cannot successfully integrate the contributed assets with our current business, the combined company may not realize the expected benefits of the merger, which could adversely affect the combined company’s business and could adversely affect the value of the combined company’s common stock after the merger.

In addition, the integration of our business with the contributed assets may place a significant burden on management of the combined company and its internal resources.  The diversion of management’s attention from ongoing business concerns and any difficulties encountered in the transition and integration process could harm the combined company’s business and the value of the combined company’s common stock.

The combined company expects to incur substantial expenses related to the integration of the contributed assets.

The combined company expects to incur substantial expenses in connection with the integration of the contributed assets into our business and operations.  The failure of the combined company to meet the challenges involving this integration, or to do so on a timely basis, could cause substantial additional expenses and serious harm to the combined company.  For example, pursuant to a services agreement the combined company has agreed to pay HSW for services for an 18 month period following the consummation of the merger related to the integration of the contributed assets, including, among other services, translation, designing and developing the Internet sites through which the contributed assets will be distributed to customers and providing the technology for establishing and operating these Internet sites.  While the combined company has assumed that a certain level of expenses would be incurred, there are a number of factors, some of which are beyond our control, that could affect the total amount or the timing of all of the expected integration expenses including:

•                  consolidating and rationalizing information technology and operational infrastructures;

•                  PRC government regulatory control over the telecommunications and Internet infrastructure in China;

•                  Failure by the PRC to further develop China’s internet infrastructure, or the combined company’s ability to scale its systems proportionately to match any growth in such infrastructure;

•                  coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company; and

•                  minimizing the diversion of the combined company management’s attention from ongoing business concerns and successfully returning managers to regular business responsibilities from their integration planning activities.

Many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time.  These expenses could, particularly in the near term, exceed the benefits that the combined company expects to realize from the inclusion of the contributed assets to the business and operations of the combined company following the consummation of the merger.  In addition, if the combined company fails to successfully integrate the contributed assets within the term of the services agreement with HSW, the combined company may have to complete the integration itself or engage other parties to complete the integration.  The diversion of employee resources to complete the integration of the contributed assets or any delay in the successful integration of the contributed assets could lead to additional integration expenses and have an adverse effect on the combined company’s business and operations.

The combined company may not succeed in marketing and selling the contributed assets to potential customers or developing strategic partnerships for the distribution of its products and services.

The combined company’s plan to market and sell the contributed assets in the Chinese online publishing, training and education markets through the Internet is new and unproven.  Moreover, the combined company will have limited experience in determining the pricing of the products and services that will be developed through the integration of the contributed assets with our current business.  Because such products and services have never been marketing or sold in China, the combined company may not be successful in establishing a customer base or strategic partnerships for the distribution of its products and services.  If the combined company is not successful in developing, releasing and marketing these products and services on a profitable basis, the combined company’s results of operations would be materially and adversely affected.

Resales of the combined company’s common stock following the merger and additional obligations to issue the combined company’s common stock may cause the market price of that stock to fall.

Upon the consummation of the merger, but prior to the equity financing contemplated by the merger agreement, our stockholders will hold approximately 50% of the outstanding shares of common stock of the combined company, with HSW holding the remaining approximately 50% if the outstanding shares of common stock of the combined company.  Pursuant to the equity financing contemplated by the merger agreement, the combined company will issue additional shares of its common stock to certain investors with an aggregate value of $22.5 million following the consummation of the merger.  Also, HSW will also be granted a warrant to purchase the number of shares of the combined company’s common stock equal to the number of shares eligible for purchase under our stock options that are assumed by the combined company.  In addition, the combined company has agreed to register for resale shares of the combined company’s common stock that will be held by Mr. Zhou, our other affiliates, HSW, and the investors participating in the equity financing.  The issuance of these new shares and the resale of additional shares of the combined company’s common stock could have the effect of depressing the market price for the combined company’s common stock.

Risks Related To Our Business

We need additional working capital, the lack of which would likely have a significant negative impact on our long-term business plan and our ability to take advantage of our strategic alliances and to successfully execute our expansion plan.

Our capital requirements are difficult to plan in our rapidly changing industries and geographic region of operation.  We currently expect that we will need capital to fund additions to our career development and training services, Internet portal and computer infrastructure, including any acquisitions of complementary assets, technologies or businesses we may pursue, as well as the expansion of our sales and marketing activities.  We believe that we currently have adequate capital to operate our business as currently anticipated for the next twelve months.  However, long-term plans will require us to obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of our strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.

In addition to our current obligations, we continue to negotiate other strategic agreements and business alliances, many of which will be dependent upon our obtaining additional working capital, or the value of which will be materially less to us if we do not have the financial resources to fully exploit such opportunities.

In addition, our wireless handset inventory purchases generally require the payment in full of the purchase price of the inventory prior to its delivery.  Therefore, our ability to grow our wireless handset business and acquire additional inventory is dependent upon increasing our working capital resources.

Also, in some cases we will give credit terms to our wireless handset customers for the balance outstanding, only if they have an established and good payment history with us.  Our business model generally requires a deposit by our customers.  To the extent we are unable to increase our working capital assets, we will not be able to significantly increase our inventory purchases or fund the increased customer balances outstanding and accordingly, the growth of our wireless handset sales could be restricted.

We also will give credit terms to our credit-worthy career development and training services customers.  We must have sufficient working capital to carry this receivable until collected.  To the extent we are unable to fund increased customer balances outstanding, the growth of our career development and training services revenue could be restricted.

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

Our ability to obtain additional financing in the future is subject to a variety of uncertainties, including:

•                  investors’ perceptions of and appetite for career development and training services and Internet-related securities, especially in the Chinese market;

•                  investors’ perceptions, and the consummation, of the merger with HSW International, Inc;

•                  conditions in the U.S. and other capital markets in which we may seek to raise financing;

•                  our future results of operations, financial condition and cash flows;

•                  the amount of capital that other PRC entities may seek to raise in foreign capital markets;

•                  PRC governmental regulation of foreign investment in career development and training services and Internet companies;

•                  economic, political and other conditions in the PRC;

•                  PRC governmental policies relating to foreign currency borrowings; and

•                  any new laws and regulations that may require various PRC government approvals for securities offerings by companies engaged in the Internet sector in the PRC.

Our inability to raise additional funds on favorable terms, or at all, could force us to scale back our planned expenditures, which could adversely affect our growth prospects.  As of the date of this prospectus, we do not have any financing arrangements.  In connection with the merger between us and HSW International, HSW International has received commitments to obtain financing by issuing shares of HSW International common stock with an aggregate value of $22.5 million to a group of investors pursuant to stock purchase agreements.  These equity financing arrangements are subject to, among other things, the consummation of the merger.  For further details on the equity financing arrangements contemplated in connection with the merger, please see our Current Report on Form 8-K, filed with the SEC on April 21, 2006.

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

Our distribution operating companies commenced operations from 2000 through 2002.  New Tech Handels GmbH commenced initial operations in 2000 and was sold in 2004, Holdings and FUTAC commenced initial operations in 2001, and Global Creative, Telecommunications, and Auto Mobile Trading commenced initial operations in 2002.  Furthermore, our career development and training services segment, Intac Purun, commenced operations in 2003 and Intac Advertising, Intac Technology and INTAC Deutschland commenced initial operation in 2004.  Huana Xinlong commenced operations in 2004 and was purchased by us in December 2004.  We have only recently refocused our business model to the career development and training services segment and we have very limited experience in this industry.  Substantially all of our revenues to date have been in our distribution/ telecommunications segment, and we face substantial risks that our results of operations will be materially and adversely affected by the shift in focus if we are unable to successfully implement our business plans.  Consequently, we are an early stage company with a limited operating history upon which investors and others can evaluate our current business and our prospects.  Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development.  Some of the risks and difficulties we expect to encounter include our ability to:

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

•                  attract, retain and motivate qualified personnel; and

•                  manage each of the other risks set forth in this prospectus.

Because of our lack of operating history and the early stage of our development, we have limited insight into trends and conditions that may exist or might emerge and affect our business, especially the career development and training services and wireless handset market where we have very limited history.  We cannot be certain that our business strategy will be successful or that we will successfully address these risks.  Any failure to successfully implement our new business plans would have a material adverse effect on our business, results of operations and financial condition.

The growth we seek is rare.

Substantial future growth will be required in order for us to realize our business objectives.  Growth of this magnitude is rare.  To the extent we are capable of growing our business as necessary, we expect that such growth will place a significant strain on our managerial, operational and financial resources.  We must manage our growth, if any, through appropriate systems and controls in each of these areas.  We must also establish, train and manage a larger work force.  If we do not manage the growth of our business effectively, our revenues and profits could be materially and adversely affected.

We are controlled by Wei Zhou, our Chief Executive Officer.

Mr. Zhou, our Chief Executive Officer, beneficially owns approximately 52.0% of the outstanding shares of our common stock and is our largest stockholder.  Accordingly, he may control the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.  He can also exercise control in preventing or causing a change in control.

Mr. Zhou’s ownership stake could discourage others from initiating any potential merger, takeover or change of control transaction that might be beneficial to our business.  As a result, the market price of our common stock may be adversely affected.

Mr. Zhou owns a majority of our common stock and we are therefore a “controlled company” within the meaning of the rules of Nasdaq Stock Market.  Thus, we are not required to comply with certain corporate governance rules of the Nasdaq Stock Market that would otherwise apply to us as a listed company on the Nasdaq Capital Market.

Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating, corporate governance and compensation committees composed of independent directors.  Should the interests of Mr. Zhou differ from those of other stockholders, the other stockholders may not be afforded the protections of having a majority of directors on the board who are independent from our principal stockholders or our management.

We depend, almost entirely, on the services of Mr. Zhou.

Our success is substantially dependent on the efforts of Mr. Zhou.  Mr. Zhou is our key contact with all of our most significant suppliers and customers and the MOE.  Therefore, we are almost entirely dependent on his services.  The loss or interruption of the continued full-time service of Mr. Zhou would materially and adversely affect our business.  We do not maintain key man insurance on the life of Mr. Zhou.  To support our anticipated growth, we will be required to effectively recruit, develop and retain additional qualified management.  If we are unable to attract and retain such necessary personnel, it could have a materially adverse effect on our growth.

We depend on other key personnel and our business may be severely disrupted if we lose the services of our other key executives and employees.

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

If we are unable to recruit, develop and retain qualified personnel, our current business and future growth may be materially and adversely affected.

The success and growth of our business depends heavily on our ability to effectively recruit, develop and retain skilled management and other personnel.  Successful expansion of our career development and training services business segment depends on a personnel with expertise and relationships in China and other geographic markets and in industries such as mobile telecommunications, education and marketing.  Likewise, the success and growth of our distribution/telecommunications business segment depends on personnel with the necessary skills and relationships to expand our business with mobile communications distributors such as equipment wholesalers, agents and retailers.  Both of our business segments depend on personnel with expertise in local and national PRC governmental regulations and entities, especially with regard to education, employment, telecommunications and the Internet.  If we are unable to attract and retain critical skilled management and other personnel, our business segments may be materially and adversely affected.

The enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder have imposed demands upon and required changes in our operational systems and processes, corporate governance, and compliance and disclosure processes, and the Nasdaq Stock Market has implemented changes in its requirements for companies that are listed on it.  These developments have resulted in increases in our expenses for information systems, auditing and consulting fees, legal compliance and financial reporting costs.  These developments could make it more difficult for us to attract and retain qualified members of our board of directors or executive officers.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.  Material weaknesses existed at September 30, 2005 with our internal control over financial reporting.  Internal control over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

Evaluations are made of our internal control over financial reporting and our disclosure controls and procedures, which include a review of the objectives, design, implementation and effect of the controls and information generated for use in our periodic reports.  In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, are being undertaken.  This type of evaluation is conducted on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our periodic reports.

In connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005, we determined that material weaknesses existed with our internal control over financial reporting.  Management has taken various actions to improve our internal controls in the identified areas and these weaknesses have been resolved as of March 31, 2006.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied.  Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives.  We cannot provide absolute assurance that all possible future control issues within our company have been or will be detected.  These inherent limitations include the real world possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake.  The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions.  Because of the inherent limitations in a cost effective control system, misstatements due to error could occur and not be detected.

Risks Related to our Career Development and Training Services

Many of our products and services in the career development and training services segment are new and unproven and we may not be able to implement them profitably or at all.

Many of our proposed products and services in the career development and training services segment are new and unproven.  We have very limited experience in these products and services, and we have limited experience in determining the pricing of these products and services.  Customers and potential business partners may not determine to use our products and services.  If we are not successful in developing, releasing and marketing these products and services on a profitable basis, our results of operations would be materially and adversely affected.

Because we face significant competition, including intense competition in several of our markets, we may lose market share and our results of operations may be materially and adversely affected.

We face significant competition in our career development and training services.  Our INTAC Mobile Telecommunications Institute faces competition from universities and private firms offering software and telecommunications related training.  Our Education Management Software Business Unit faces competition from several domestic private firms, some of which offer more complete product lines than us.  Our Database Management Business Unit faces competition from local and national, primarily domestic, firms.  Our online recruitment services, including www.phrbank.com and www.joyba.com, face competition from other dedicated job search websites such as 51job.com, ChinaHR.com, Cjol.com and Zhaopin.com, as well as increasing levels of competition from national Internet portals in China such as NetEase.com, sina.com, sohu.com and tom.com, each of which provides online recruitment services.  In addition, many executive search firms and other competitors currently engaged in print advertising have started to internally develop or acquire online capabilities.  Our executive search and other human resource related businesses face significant competition from a variety of Chinese and foreign firms in all of our markets, including certain firms that compete with us in the market for online recruitment advertising.

Many of our competitors or potential competitors have long operating histories, may have greater financial, management, technological development, sales, marketing and other resources than we do, and may be able to adopt our business model.  As a result of competition, we may experience reduced margins, loss of market share or less use of our services.  We cannot assure you that existing or future competitors will not develop or offer services and products which provide significant performance, price, creative or other advantages over our services.  If we are unable to compete effectively with current or future competitors as a result of these or other factors, our market share and our results of operations may be materially and adversely affected.

A significant delay by the PRC government in issuing 3G telecommunications licenses to telecommunications services providers may materially and adversely affect the implementation of our business strategy in the mobile telecommunications training area.

The success of our business strategy to become a leading provider of 3G mobile telecommunications training for information technology, or IT, professionals depends on the issuance by the PRC government of 3G telecommunications licenses to telecommunications services providers employing such IT professionals.  Despite predictions from telecommunications equipment manufacturers, operators and researchers that such licenses will be forthcoming by the first half of 2006, it is not clear when the PRC government will issue its first 3G telecommunications licenses, how many will be issued or what technology standards will be adopted.  Additionally, adoption of 3G technology will require a large infrastructure investment and will require the PRC government to decide whether to adopt the TD SCDMA technology standard developed in China, or WCDMA or CDMA 2000, and which telecommunications companies will be awarded the first 3G licenses.  Any delay in the adoption of 3G technology or the adoption of competing technology may limit the marketability of our training and cause us to fail to meet our revenue and profitability growth objectives.

If we fail to effectively identify, establish and operate new institutes, to license our courseware, or to gain acceptance of our corporate training in the marketplace, our growth may be slowed and our profitability may be impaired.

As part of our business strategy, we anticipate opening and operating new institutes at various locations throughout China.  Establishing new institutes poses challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses and devote other resources.  We cannot be sure that we will be able to identify suitable opportunities to launch IMTI successfully, establish new institutes, or to achieve our targeted growth rate.  Additionally, we cannot be sure that we will be able to successfully integrate or profitably operate any new institutes.  Any failure by us to effectively identify, establish and manage the operations of newly established institutes could cause us to fail to meet our revenue and profitability growth objectives and make any newly established institutes more costly to operate than we had planned and have a material adverse effect on our results of operations.  We further intend to license our courseware and to offer corporate training.  There can be no assurance that we will be able to successfully license our courseware or to gain customers for our corporate training, each of which could cause us fail to meet our revenue and profitability growth objectives.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our programs among high school graduates and working adults.

The awareness of our programs among high school graduates and working adults is important to the success of IMTI.  If we were unable to successfully market or advertise our programs, our ability to attract and enroll prospective students in our programs would be adversely affected and, consequently, our ability to increase revenue and profitability would be impaired.  The following are some of the factors that could prevent us from successfully marketing or advertising our programs:

•                  student dissatisfaction with our programs and services;

•                  employer dissatisfaction with our programs and services;

•                  diminished access to students and technology professionals;

•                  our failure to maintain or expand our brand or other factors related to our marketing or advertising practices; and

•                  changes in mobile telecommunications technology.

We rely on our exclusive relationship with the MOE and the EMIC to ensure the success of the career development and training services segment.

Huana Xinlong’s software for educational institution administration currently is designated as the standard of the China School Administration System for primary and middle schools in China by the EMIC.  Intac Purun currently has an exclusive arrangement with the EMIC to use the database of Chinese students compiled by the MOE.  Our business plan relies on these exclusive arrangements, our ability to commercialize the database of graduates made available to us as a result of these relationships and continued utilization and adoption of our education software by the EMIC.  The loss of our exclusive arrangements with the MOE or the EMIC would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Internet and Our Technology Infrastructure

The state of the telecommunications and Internet infrastructure in China may limit our growth.

We rely on the Internet for certain aspects of our business, including our Internet portals and collection of data for our Database Management Business Unit.  The telecommunications and Internet infrastructure in China is not well developed and is subject to regulatory control and/or ownership by the Chinese government.  The cost of Internet access is high relative to the average income in China.  Failure to further develop this infrastructure could limit our ability to grow.  Alternatively, as this infrastructure improves and Internet use increases, we may not be able to scale our systems proportionately.  Our reliance on this infrastructure makes us vulnerable to disruptions or failures in service, without sufficient access to alternative networks and services.  Such disruptions or failures could reduce our user satisfaction.  Should these risks be realized, our ability to increase revenues and profitability would be impaired.

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

We cannot be certain that our products and services do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties.  We may in the future be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.  In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives.  We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit.  Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

Risks Related To the Distribution Industry

Our “efficient distribution” business model may not continue to be successful, which could result in the need to quickly change our growth strategy or business plan.

Our “efficient distribution” business model is premised upon our ability to acquire inventory in bulk at competitive prices and quickly resell the products.  Our distribution/telecommunications segment is a pure distribution business, and we do not currently offer any additional services or product enhancements to accompany the sale of our inventory.  To the extent that customer preferences dictate that additional services or product enhancements are required to successfully compete in the wireless products industry, we may be forced to quickly change our distribution business plan, which could have a material adverse effect on our business, financial condition and results of operations.  While we attempt to distinguish ourselves based upon price and our ability to adapt to changes in market trends, many of our competitors couple their distribution of wireless communications products with product enhancements and services.

We are a small player in a highly competitive environment.

We compete with numerous well-established companies, many, if not most, of which are larger and have greater capital and management resources than we do.  In certain markets, we face competition from manufacturers of products that we resell and from our own suppliers.  We compete primarily on the basis of price, inventory availability, delivery time and our customer relationships.  To the extent our competitors market the same or similar products and have superior financial resources, those competitors will be better able to withstand substantial price competition and to implement extensive promotional programs.  We expect price competition to increase in the future.  Because of this intense competition, wholesale distributors, including INTAC, generally operate with low gross margins.  Our ability to remain competitive will be largely dependent on our ability to control costs and protect profit margins, and to anticipate and respond to various factors affecting the industry.  These factors include new product introductions, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions, and discount pricing strategies implemented by competitors.  In addition, our business plan could be adversely affected if product manufacturers elect to market wireless products directly to consumers rather than through distribution networks.  The trend for direct sales by manufacturers to end-users has accelerated in the European Union, therefore reducing the margins and business opportunities for companies like ours that resell manufacturers’ products.  In addition, we face competition from network operators that discount the price of wireless communications products in connection with promotional efforts to sell wireless communications services.  No assurance can be given that we will compete successfully in the wholesale distribution market, particularly if we enter into new international markets.

We are dependent on a single supplier and do not maintain sufficient redundant sources of supply at this time.

We have historically purchased substantially all of the handsets resold by us from only a few wholesalers.  For the fiscal year ended September 30, 2006, we purchased more than 10% of our wireless handsets from T-Mobile.  Although we intend to seek out and obtain additional sources of supply in the near future, we do not currently have any commitments of supply for any new premium wireless handsets.  Accordingly, we are currently dependent on our existing few suppliers, and in particular T-Mobile, to provide us with adequate inventories.  To the extent that any manufacturers or distributors or existing or future suppliers terminate or modify the terms of their relationships with our suppliers to discourage resales by us, our suppliers may cease providing products to us at the favorable pricing that we currently enjoy.  Loss of our ability to purchase product from these suppliers, or the failure by these or other suppliers to supply competitive products on a timely basis and on favorable terms, or at all, would have a material adverse effect on our business and operations.  Any determination by T-Mobile not to supply us with handsets in the future could have a material adverse effect on our business.

Our largest customer represents a majority of our distribution business and our success depends, in significant part, on our ability to retain this customer.

Our largest customer represents a majority of our distribution business.  For the fiscal year ended September 30, 2006, our customer, Mr. Lam, represented substantially all of our distribution revenues.  We do not maintain sales contracts with this or any other of our customers.  In addition, we have entered into an installment payment plan agreement with Mr. Lam to pay his current balance due over a period of nine months.  Monthly payments of $1.7 million are being made in accordance with this agreement.  As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days.  If this customer was to reduce or stop purchasing products from us prior to the time that we were able to obtain significant additional customers, our business, operating results and financial condition would be materially adversely affected.  We cannot assure you that any of our principal customers will be customers of ours in future periods.

We are subject to risks of customers defaulting on payments due.

In some cases, we will give credit terms to customers for the balance outstanding if they have an established and good payment history with us.  As of September 30, 2006, our largest customer, Mr. Lam, had a receivable balance of approximately $11.2 million.  We have entered into an installment payment plan agreement with Mr. Lam to pay his balance outstanding at September 30, 2006 over a period of six months.  Monthly payments of $1.9 million are being made in accordance with this agreement.  As part of this installment payment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days.  Additionally, our career development services receivables balance totaled $4.9 million at September 30, 2006.  This receivable relates primarily to Huana Xinlong and the sale of educational software to school districts within China.  These school districts pay for their software purchases using funds supplied by the Chinese government.  Historically, this funding takes many months, which is typical of the business process in China.  As of September 30, 2006, approximately $963,000 of our trade receivable balance relates to sales of educational software completed over 365 days ago.  While believe these career development services receivables to be fully collectible, the timing of the collections cannot be estimated with certainty.  We are susceptible to companies that do not pay or delay payment of their outstanding balances due for reasons beyond our control, including Mr. Lam in particular.  Any failure of, or undue delay by, our customers in making payments us would have a material adverse effect on our business, financial condition and results of operations.

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

We purchase inventory at prices that fluctuate regularly, sometimes daily, based upon market conditions.  Although we typically locate a buyer for all or some portion of a supply order prior to affecting a purchase from our suppliers, we necessarily assume inventory, price erosion and obsolescence risks for all unsold or unallocated products.  These risks are especially significant with wireless telephone products because they generally are characterized by rapid technological change and obsolescence which affects customer demand.  Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales.  Our initial operations have focused primarily on wholesale distribution networks, which generally have a shorter inventory cycle than retail sales.  If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value.

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

Lawsuits or claims have been filed or made against manufacturers of wireless handsets over the past several years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications handsets.  There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells.  Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets.  Because of our participation in the distribution of wireless handsets, we may become subject to lawsuits filed by plaintiffs alleging various health risks from our products.  If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us is successful, it would likely have a material adverse effect on our business.  Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Attributable To International Operations

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

Substantially all of our operations are conducted in China and substantially all of our growth in revenues will be generated from providing career development and training services for customers in China, including the government.  Although the PRC economy and government spending on education have grown significantly in recent years, we cannot assure you that such growth will continue.  Career development and training services businesses are all relatively new industries in China, and we may be sensitive to a slowdown in economic growth or other adverse changes in the PRC economy.  In response to adverse economic developments, employers might hire fewer permanent employees, engage in hiring freezes, lay off employees, or reduce spending on marketing and the PRC government might reduce spending on education.  As a result, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and materially and adversely affect our business.

PRC laws and regulations related to the PRC Internet sector are unclear and will likely change in the near future.  If we are found to be in violation of current or future PRC laws or regulations, we could be subject to severe penalties.

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

Under the agreement reached in November 1999 between the PRC and the United States concerning the United States’ support of China’s entry into the World Trade Organization, or the WTO, foreign investment in PRC Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including PRC Internet ventures, for the first year after China’s entry into the WTO, 49% in the second year and 50% thereafter.  China officially entered the WTO on December 11, 2001.  However, the implementation of China’s WTO accession agreements is still subject to various conditions.

The Ministry of Information Industry, or the MII, has also stated that the activities of Internet content providers are subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider.  Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities.  The areas of regulation currently include online advertising, online news reporting, online publishing, online securities trading and the provision of industry-specific (e.g., drug-related) information over the Internet.  Other aspects of our online operations may be subject to regulation in the future.

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

We have attempted to comply with restrictions on foreign investment in the PRC Internet sector imposed by the PRC government by entering into agreements with the stockholders of Tianjin Weilian, an investment holding company holding a 45% equity interest of Intac Purun, and the stockholders of Tianjin Chengtai, an investment holding company holding a 15% equity interest of Intac Purun.  If the PRC government finds that agreements entered into with respect to the ownership and operation of Intac Purun do not comply with the relevant foreign investment restrictions, our business in the PRC will be adversely affected.

In order to meet ownership requirements under PRC law which impose restrictions on foreign investment in the PRC Internet sector, INTAC entered into agreements with the stockholders of Tianjin Weilian, an investment holding company holding a 45% equity interest of Intac Purun, and the stockholders of Tianjin Chengtai International Trading Limited, an investment holding company holding a 15% equity interest of Intac Purun, to exert effective control over Intac Purun.

The legal uncertainties associated with PRC government regulations and the nature of the restructuring through which we exert effective control over Intac Purun may be summarized as follows:

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

We cannot be sure that our restructured operations and activities will be viewed by PRC regulatory authorities as in compliance with applicable PRC laws and regulations.  Our business will be materially adversely affected if our business license is revoked as a result of non-compliance.  In addition, we may not be able to obtain all of the licenses we may need in the future.  Future changes in PRC government policies affecting the provision of information services, including the provision of online services and Internet access, may impose additional regulatory requirements on us or our service providers or otherwise harm our business.

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

Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in account receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting INTAC’s intellectual property overseas, seasonality of sales and potentially adverse tax consequences. Any of these factors could materially and adversely affect our revenues and profits.

Political, Economic and Regulatory Risks

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Some of our revenues and operating expenses are denominated in Renminbi.  Currently, we may purchase foreign exchange for settlement of “current account transactions” without the approval of the State Administration for Foreign Exchange, or SAFE.  We may also retain foreign exchange in our current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends.  However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in Renminbi, existing and future restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

We are subject to risks of currency fluctuations and exchange restrictions.

Currency fluctuations, devaluations and exchange restrictions may adversely affect our liquidity and results of operations.  A substantial portion of our business currently involves the purchase of wireless telephones in Europe for resale in the Asia-Pacific Rim.  We attempt to manage the risk of foreign currency devaluation by holding wireless telephone products that are not allocated to a particular customer in inventory for a short time (typically less than 30 days) and by requiring our customers to pay cash (in local currency) for the full price of an order upon delivery.  To the extent that our inventory cycle increases, the risks of currency fluctuations decreasing our gross margins on sales of our products will increase.  In addition, in some countries, local currencies may not be readily converted into Euros or U.S. dollars (or other “hard currencies”) or may only be converted at government-controlled rates, and, in some countries, the transfer of hard currencies offshore has been restricted from time to time.  Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all.  Our revenues as expressed in our U.S. dollar financial statements will decline in value if Renminbi depreciates relative to the U.S. dollar.  In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars.

Regulation and censorship of information collection and distribution in China may adversely affect our business.

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

Periodically, the Ministry of Public Security has stopped the distribution over the Internet of information which it believes to be socially destabilizing.  The Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion.  If the PRC government were to take action to limit or eliminate the distribution of information through our portal or to limit or regulate current or future applications available to users of our portal, our business would be adversely affected.

The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.  Under the applicable regulations, we may be held liable for any content transmitted on our portal.  Furthermore, where the transmitted content clearly violates the laws of the PRC, we will be required to delete it, and where the transmitted content is considered suspicious, we are required to report such content.  We must also undergo computer security inspections, and if we fail to implement the relevant safeguards against security breaches, our operations in the PRC may be shut down.

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

Since spring of 2005, the National People’s Congress and the State Council have begun legislative review of a draft Law for Protection of Personal Information which provides a wider scope of information protection than that required to merely protect the personal privacy of a citizen.  Cellular phone number, home address, medical files and occupational information will all be protected.  The draft further provides that usage of such personal information by service providers (excluding the national security authority, research institutions, and news agency) shall be subject to the prior authorization of each individual and violation under this law could result in administrative, civil, and be even criminal liabilities.  If regulations are adopted addressing the collection, transmission and commercial use of personal information or data, we could be subject to these penalties, certain aspects of our business plan may no longer be viable and our business would thus be adversely affected.

Political and economic policies of the PRC government could affect our business.

A significant portion of our business, assets and operations are located in China and a significant portion of our future revenues are expected to be derived from our operations in China.  Accordingly, our business could be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•                  structure;

•                  level of government involvement;

•                  level of development;

•                  level of capital reinvestment;

•                  growth rate;

•                  control of foreign exchange; and

•                  methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  We cannot predict what affects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations.

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

Because of the relatively small number of shares of our common stock available for resale on The Nasdaq Capital Market, the early stage of our business and numerous other factors, the trading price of our common stock has been historically volatile, and is likely to continue to be volatile.  In addition, the Nasdaq Stock Market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies.  In addition, actual or anticipated variations in our quarterly operating results, the introduction of new services, products or technologies by our suppliers or our competitors, changes in conditions or trends in the wireless telecommunications industry, changes in governmental regulation, or changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, could all affect future stock performance.  From time to time, we also may publicly forecast anticipated performance goals, and our failure to meet such expectations could adversely affect our future stock performance.  Furthermore, investors in our shares may experience a decrease in the value of their shares regardless of our operating performance or prospects.  Investors should not consider acquiring our common stock unless they are able to absorb a complete loss of their investment.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

There were 22,940,727 shares of our common stock outstanding as of  December 11, 2006 .  Most of these shares are either freely tradable without restriction under Rule 144(k) under the Securities Act of 1933 or are tradable subject to the notice, volume and manner of sale restrictions of Rule 144 under the Securities Act.

In July 2004, we registered the resale of an aggregate of 1,800,000 shares of our common stock to two accredited investors who purchased shares of our common stock in private placements.  All of these shares are currently freely tradable without restriction.  In May 2006, we registered the resale of an additional 1,601,272 shares of our common stock.

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

ITEM 1B   Unresolved Staff Comments

None.

ITEM 2 - PROPERTIES

As September 30, 2006 we leased approximately 37,793 square feet for our operations.  Our current significant leased properties are:

Location	Size	Description	Business Segment

Laws Commercial Plaza, Kowloon, Hong Kong	2,774 sq ft	Headquarters	Distribution business
Capital Times Square, 88 Chanan Street, City West District, Beijing, China	15,823 sq ft	Headquarters	Career development services
Zhawowei Industrial Center, Jiuxianqiao Road, Chaoyang District, Beijing, China	17,429 sq ft	Direct owned IMTI	Career development services
Frankfurt, Germany	1,500 sq ft	Office	Distribution business
Dallas, Texas	270 sq ft	Corporate office	Allocated

As September 30, 2006 our current total remaining lease obligations are U.S. $1,075,660.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq SmallCap Market under the symbol “INTN” and on the Frankfurt Stock Exchange under the symbol “WKN 805768.” The equity compensation plans information required by Item 201(d) of Regulation S-K in response to this Item 5 is incorporated by reference from “Item 12 — Security Ownership of Certain Beneficial Owners and Management,” of this Report, and should be considered an a part of this Item 5.

Market for Common Stock

As of December 11, 2006, there were 6 holders of record of our common stock.

The following table sets forth the high and low bid prices of our common stock as reported by The Nasdaq SmallCap Market or OTCBB for the quarters indicated. Such prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDING	LOW	HIGH

December 31, 2004	$7.06	$15.97

March 31, 2005	$10.74	$17.65

June 30, 2005	$5.02	$14.11

September 30, 2005	$5.31	$8.90

December 31, 2005	$4.99	$6.18

March 31, 2006	$3.92	$8.71

June 30, 2006	$5.90	$7.42

September 30, 2006	$5.90	$7.50

The closing price of our common stock on December 11, 2006 on The Nasdaq SmallCap Market was $7.45.

Dividends

Since inception, we have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

ITEM 6 – SELECTED FINANCIAL DATA

In August of 2005, the Company changed its fiscal year end from December 31st to September 30th. Accordingly, the accompanying financial statements include the consolidated balance sheets as of September 30, 2006 and 2005. The related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows are presented for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004.

The selected financial data presented for the year ended September 30, 2006, the nine months ended September 30, 2005, and the years ended December 31, 2004 and 2003 below have been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Operating results for the periods below are not necessarily indicative of the results that may be expected for future fiscal years; refer to “Continuing Statement Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Certain prior year balances have been reclassified to conform to the current year presentation.

Statement of Operations Data:

	Year ended September 30, 2006	Nine months ended September 30, 2005	Year ended December 31, 2004	Year ended December 31, 2003

Career development services revenue	$5,749,932	$4,218,779	$4,231,076	$—
Career development services cost of revenue	1,508,526	1,039,299	1,233,490	—
Career development services gross profit	4,241,406	3,179,480	2,997,586	—
Operating expenses (income)
Product development	3,422,312	2,660,793	1,819,501	—
Selling, general and administrative expenses	2,258,089	1,836,777	504,959	133,516
Provision for doubtful accounts	950,608	—	—	—
Merger transaction costs	1,340,319	—	—	—
Gain on sale of assets	—	(383,933)	—	—
Total operating expenses	7,971,328	4,113,637	2,324,460	133,516
Total other income (expense), net	2	2,241	210,133	1,898
Income (loss) from continuing operations before income taxes	(3,729,920)	(931,916)	883,259	(131,618)
Deferred income taxes	426,447	—	—	—
Income (loss) from continuing operations	(4,156,367)	(931,916)	883,259	(131,618)
Income (loss) from discontinued operations	(3,985,629)	(534,466)	4,933,238	(107,578)
Net income (loss)	$(8,141,996)	$(1,466,382)	$5,816,497	$(239,196)
Basic income (loss) per share
Income (loss) from continuing operations	$(0.18)	$(0.04)	$0.04	$(0.01)
Income (loss) from discontinued operations	$(0.18)	$(0.03)	$0.24	$(0.00)
Net income (loss)	$(0.36)	$(0.07)	$0.28	$(0.01)
Diluted income (loss) per share
Income (loss) from continuing operations	$(0.18)	$(0.04)	$0.04	$(0.01)
Income (loss) from discontinued operations	$(0.18)	$(0.03)	$0.24	$(0.00)
Net income (loss)	$(0.36)	$(0.07)	$0.28	$(0.01)
Weighted average shares outstanding – basic	22,587,806	22,149,122	20,711,122	19,481,122
Weighted average shares outstanding - diluted	22,587,806	22,149,122	21,007,978	19,481,122

Other Data:

	Year ended September 30, 2006	Nine months ended September 30, 2005	Year ended December 31, 2004	Year ended December 31, 2003

Net cash provided by (used in) continuing operating activities	$239,650	$(2,510,948)	$(904,187)	$—
Net cash provided by (used in) discontinued operating activities	(64,847)	980,322	(11,967,262)	(1,244,092)
Net cash provided by (used in) investing activities	(313,472)	431,863	1,791,499	(1,340,829)
Net cash provided by financing activities	524,682	997	7,774,384	7,452,371

Balance Sheet Data:

	September 30,		December 31,
	2006	2005	2004	2003

Cash and cash equivalents	$850,131	$464,118	$1,561,884	$2,067,450
Restricted cash	—	—	—	2,800,000
Trade accounts receivable	5,242,985	5,675,683	3,454,433	—
Assets held for sale	13,059,001	21,471,036	19,311,736	6,054,848
Total current assets	19,197,678	28,037,266	24,704,064	10,809,460
Property and equipment, net	1,131,120	1,345,322	1,463,340	635,815
Acquired software, net	655,958	1,409,460	1,976,322	304,487
Goodwill	16,742,466	12,799,769	12,757,188	—
Total assets	38,578,436	44,391,959	41,689,772	12,521,698

Trade accounts payable and accrued expenses	3,251,308	2,494,818	1,639,478	137,593
Short-term note payable to bank	—	—	—	2,728,202
Deferred tax liability	426,477	—	—	—
Liabilities held for sale	1,933,512	5,317,204	1,219,966	2,240,357
Total current liabilities	5,855,492	8,156,480	4,104,592	5,106,152
Total stockholders’ equity	32,722,944	36,235,479	37,585,180	6,720,138
Total liabilities and stockholders’ equity	38,578,436	44,391,959	41,689,772	12,521,698
Working capital	13,342,186	19,880,786	20,599,472	5,703,308

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

In April 2006, the Company entered into an Agreement and Plan of Merger, referred to as the merger agreement, with HowStuffWorks Inc. (“HSW”), HSW International, Inc. (“HSW International”) and HSW International Merger Corporation (“merger sub”). Pursuant to the merger agreement, merger sub will merge with and into INTAC, with INTAC continuing as the surviving corporation (the “merger”). As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International. Pursuant to the terms of the merger agreement, each outstanding share of Company common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

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

Our objective in 2007 is to further expand and enhance the business prospects and opportunities afforded by our relationship with the EMIC. We are developing an array of premium products and services which will be made available directly and through our Internet portal business.  Our Internet portal is being tailored to meet the growing demand by graduates in China for career development products and services.

In addition, we continually evaluate investment opportunities in other business segments within China, the Asia-Pacific Rim and, to a lesser extent, Europe. Our entry into these new business segments is contingent upon our identifying both favorable investment opportunities and strategic partners with expertise in such business segments as well as available capital.

INTAC raised equity financing of $4.5 million in September 2003 in a private placement of common stock to an accredited investor.  In May 2004, INTAC raised an additional $12.0 million from the sale of its common stock in a private placement to an accredited investor.  Proceeds from the private placements were used to expand our Career Development Services Business and for general working capital purposes.  INTAC filed a registration statement that registered the resale of these shares for the purchasers.

Our revenues from continuing operations for the years ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004 were derived primarily from our Integrated Educational and Career Development Services business and consists primarily of sales of education and administrative software derived entirely from China.  We expect these revenues to increase in future years.

Our cost of revenue – career development services is comprised of the service fee paid for the provision of software training and technological services, and the amortization charge for computer software.

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

•                  Research and development costs; and

•                  Purchase price allocation.

Revenue Recognition:

Career Development Services (included in continuing operations in the consolidated statement of operations):

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

For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company.  The vendor specific objective evidence of the fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Franchise fee revenue is derived from the sale to customers of the exclusive rights to provide training courses to prospective students.  This arrangement consists of an up-front, non-refundable license fee, as well as fees for training materials and contingent payments based on a percentage of the student tuition.  The up-front, non-refundable franchise fee is recognized as revenue at the time the agreement is entered into, and the fees for other services are recognized as performed. Contingent payments are recognized when received.  The Company has considered the relevant provisions of  FAS 45 “Accounting for Franchise Fee Revenue” in accounting for its franchise revenue.

The Company licenses access to its student database and education materials under one, two and three-year term licenses. The software licenses provide for updates to new versions if and when made available.  No express rights of return are granted.  The Company sells its products and services via a direct sales force and under certain circumstances, sales agents.

Subscription revenue which will be earned primarily through our Internet portal business, will be recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company will recognize the net amount billed by the mobile operator as revenue.  To date, the Company has generated minimal revenue from subscription services.

Distribution Business (included in discontinued operations in the consolidated statement of operations):

The Company’s wireless handset revenues are generally generated from a quick turn of product. The Company recognizes revenue upon delivery of product to its customers. Products are sold “as is” and the Company does not provide servicing of the wireless handsets, nor does the Company receive any usage revenue from the wireless handsets distributed.

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

License fee revenue is derived from the sale to customers of the rights to sell products under arrangements in which the Company is the distributor. These arrangements consist of an up-front, non-refundable license fee, as well as contingent payments based on a percentage of the customer revenue. The services provided by the Company after the receipt of the up-front license fee are not significant. The up-front, non-refundable license fee is recognized as revenue at the time the agreement is entered into, and the contingent payments are recognized when received. The Company has considered the relevant provisions of SAB 104 and Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in accounting for license fee revenue.

Inventory:

Inventory in continuing operations consists primarily of training material and other supplies related to our career development services business and is generally immaterial.

Inventory in assets held for sale consists primarily of wireless handsets. Generally, we do not maintain any inventory of wireless handsets; however, due to the timing of the inventory being received and then being shipped to customers, we may hold inventory for a minimal time period, commonly a few days.  We purchase products only upon the receipt of an order. Once an order is received, we solicit additional orders to gain greater discounts from suppliers. Aggregate orders are then delivered in bulk to be allocated among customers.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $16.7 and $12.8 million as of September 30, 2006 and 2005, respectively. No impairment charge has been made.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

In 2005, we changed our fiscal year-end from December 31 to September 30. As a result of this change, we have prepared financial statements for the year ended September 30, 2005 and for the nine months ended September 30, 2004. Accordingly, the following discussion of results of operations will compare the audited balances for the year ended September 30, 2006 to the unaudited balances for the year ended September 30, 2005 and the previously audited nine months ended September 30, 2005 with the unaudited balances for the nine months ended September 30, 2004.

The following table summarizes the operating results for the years ended September 30, 2006 and 2005 and the nine months ended September 30, 2005 and 2004 and should be read in conjunction with the audited consolidated financial statements and related notes contained herein.

	Year Ended September 30,		Nine Months Ended September 30,
	2006	2005	2005	2004

Career development services revenue	$5,749,932	$8,390,880	$4,218,779	$58,975
Career development services cost of revenue	1,508,526	2,272,789	1,039,299	—
Career development services gross profit	4,241,406	6,118,091	3,179,480	58,975
Operating expenses (income)
Product development	3,422,312	3,359,075	2,660,793	1,121,219
Selling, general and administrative expenses	2,258,089	2,018,815	1,836,777	655,117
Provision for doubtful accounts	950,608	—	—	—
Merger transaction costs	1,340,319	—	—	—
Gain on sale of assets	—	(383,933)	(383,933)	—
Total operating expenses	7,971,328	4,993,957	4,113,637	1,776,336
Total other income (expenses) net	2	(145,870)	2,241	358,244
Income (loss) from continuing operations before taxes	(3,729,920)	978,264	(931,916)	(1,359,117)
Deferred income taxes	426,447	—	—	—
Income (loss) from continuing operations	(4,156,367)	978,264	(931,916)	(1,359,117)
Income (loss) from discontinued operations	(3,985,629)	2,397,522	(534,466)	2,333,446
Net income (loss)	$(8,141,996)	$3,375,786	$(1,466,382)	$974,329

Results of Operations for the Year Ended September 30, 2006, Compared to the Year Ended September 30, 2005.

Revenue:  Revenue decreased by $2.7 million to $5.7 million for the year ended September 30, 2006, from $8.4 million for the same period in 2005. The decrease in revenue is primarily due to decreased sales of education and administrative software.  This is partly due to a significant amount of sales in the quarter ended December 31, 2004 in the prior year caused by backlogged orders and from overall slower than anticipated orders in the current year from the Chinese school districts.  We currently expect career development and training services revenue to grow during fiscal 2007.

Gross Profit: Gross profit decreased by $1.9 million to $4.2 million for the year ended September 30, 2006, from $6.1 million for the same period in 2004 and the gross margin increased by .9% to 73.8% for the year ended September 30, 2006 from 72.9% for the same period in 2004.  The decrease in gross profit is mainly due to lower sales volume explained above.  We expect margins to remain high due to the nature of this service business. Unlike the distribution business which has product costs in cost of revenue, our career development services’ cost of revenues does not have these types of product costs and therefore produces higher margins.

Operating Expenses (Income):  Product development expense was $3.4 million for the year ended September 30, 2006, as compared to $3.4 million for the year ended September 30, 2005.  Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  These costs are generally the type of costs that are fixed in nature and do not fluctuate in proportion to revenue.

Selling, general and administrative expense increased by $239,275 to $2.2 million for the year ended September 30, 2006, from $2.0 million for the same period in 2005, and increased as a percentage of revenue to 39.3% in 2006 from 24.1% in 2005.  This increase is primarily comprised of an $88,000 increase in occupancy and insurance costs due to expansion into a new facility in Beijing, an $80,000 increase in business development costs as well as a $71,000 increase in staff costs related to our new Intac International Management Consultancy Beijing Limited Company which was established in January 2006.

Provision for doubtful accounts includes amounts reserved for trade receivables related to our career development services business that are for balances outstanding in excess of 21 months.

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

Gain on sale of assets in 2005 relates to a gain recognized on the sale of software which was developed for Intac Purun’s internal use but subsequently sold to a third party.

We anticipate that our operating expenses will increase in future periods as we increase sales and marketing operations for our Career Development and Training Services business.

Deferred income tax expense: Deferred income tax expense of $426,447 was recorded for the year ended September 30, 2006 as the result of a temporary timing difference between the recognition of Huana Xinlong revenue for financial reporting purposes and the amounts used for income tax purposes.

Income (loss) from continuing operations:  Loss from continuing operations was $4.2 million for the year ended September 30, 2006, as compared to income from operations of $978,264 for the same period in 2005.  The decline in income from continuing operations is primarily due to lower sales, a gain on sale of assets in the prior year, a provision for doubtful accounts, merger transaction costs in the current year and deferred income tax expense, partially offset by improved gross margins.

Income (loss) from discontinued operations:  Loss from discontinued operations was $4.0 million for the year ended September 30, 2006, as compared to income from discontinued operations of $2.4 million for the same period in 2005.  The decline in income (loss) from discontinued operations is primarily due to lower sales resulting from increased competition in the wireless handset distribution industry in China.  The decline was also due to a provision for doubtful accounts of $2.2 million recorded to provide a reserve for uncertainty regarding the use of certain vendor rebates and due to increased selling general and administrative costs resulting from increased costs for the audit of our financial statements and overall increased costs associated with being a public company including Sarbanes Oxley compliance, stock-based compensation and other professional fees.

Net income (loss):  Net loss for the year ended September 30, 2006 was $8.1 million, as compared to a net income of $3.4 million for the year ended September 30, 2005. The decline was primarily due to lower revenues, reserves for vendor rebates, higher selling, general and administrative costs, a gain on sale of assets in the prior year, new expenses for merger transaction costs in the current year, a provision for doubtful accounts related to career development services in the current year, and deferred income tax expense, partially offset by improved gross margins.

Results of Operations for the Nine Months Ended September 30, 2005, Compared to the Nine Months Ended September 30, 2004

Revenue: Revenue increased by $4.2 million to $4.2 million for nine months ended September 30, 2005, from $58,975 for the same period in 2004. This new revenue is due to the redirection of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of revenues from sales of our education administration software.

Gross Profit: Gross profit was $3.2 million and $58,975 for the nine months ended September 30, 2005 and 2004. This generated a gross margin of 75.4% and 100% for the nine month periods ended September 30, 2005 and 2004.  The improvement in gross margin is due to the change in focus of the Company’s business plan from the traditional distribution business to its career development services, and primarily consisted of gross profit from sales of our education administration software.  We expect margins to remain high due to the nature of this service business.

Operating Expenses:   Product development expense was $2.7 million for the nine months ended September 30, 2005, as compared to $1.1 million for the nine months ended September 30, 2004.  Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs. The increase in product development costs was primarily due to new salaries and other employee costs as the career development business expanded. We expect to continue to incur significant product development costs in future years.

Selling, general and administrative expenses increased by $1.2 million to $1.8 million for the nine months ended September 30, 2005, from $655,117 for the same period in 2004.   This increase was primarily due to the acquisition of Huana Xinlong, the increased business activity related to our career development services and due to higher selling, general and administrative costs related to being a public company, including Sarbanes-Oxley compliance.  Specifically, professional fees increased $545,000 due to costs related to public company compliance costs, staff and salary costs increased $335,000, promotion and business development costs increased $220,000 and occupancy and other costs increased $100,000.

Gain on sale of assets relates to a gain recognized on the sale of software which was developed for Intac Purun’s internal use but subsequently sold to a third party.

Income (Loss) from Continuing Operations: Loss from continuing operations was $931,916 for the nine months ended September 30, 2005 compared to a $1.4 million loss for the same period in 2004. The improvement in loss from operations is primarily due to the career development services business and the higher sales of education and administrative software and higher gross profit.

Income (Loss) from Discontinued Operations: Loss from discontinued operations was $534,466 for the nine months ended September 30, 2005, as compared to income from discontinued operations of $2.3 million for the nine months ended September 30, 2004. The decrease in income from discontinued operations was due to a decrease in distribution revenues resulting from increased competition in the wireless handset distribution industry in China.  While demand for cell phones increased, the number of distributors and manufacturers also increased to meet demand.  The decrease was also due to a lower gross margin resulting from pricing pressures from increased competition and higher selling, general and administrative costs related to being a public company, including Sarbanes-Oxley compliance.

Net income (loss):  Net loss for the nine months ended September 30, 2005 was $1.5 million compared to a net income of $974,329 for the nine months ended September 30, 2004. The decline was primarily due to lower distribution and career development services revenues, lower distribution gross margins, higher product development and selling, general and administrative costs discussed above, partially offset by the improved career development services gross profits.

Liquidity and Capital Resources

As of September 30, 2006 and 2005, INTAC had retained earnings (deficit) balances of $(5,355,386) and $2,786,610, respectively, primarily due to net losses for the year ended September 30, 2006 and the nine months ended September 30, 2005. The Company raised equity financing of $4.5 million in September 2003 and $12.0 million in May 2004.  Proceeds of the private placements are being used to expand Intac Purun’s career development services and for working capital purposes.

As of September 30, 2006 and 2005, INTAC maintained cash related to continuing operations of $850,131 and $464,118, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2006 and 2005, INTAC maintained working capital of $13,342,186 and $19,880,756, respectively.  The decrease in working capital is primarily due to losses during the current year.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived substantially all of our distribution revenue for year ended September 30, 2006. The amount of the receivable balance with this customer has decreased to $11.2 million at September 30, 2006 from $14.9 million at September 30, 2005; however, we expect this balance to remain high for the foreseeable future. We collected approximately $6.1 million of the balance outstanding at September 30, 2006 in October and November of 2006.

We have entered into a new installment payment plan agreement with Mr. Lam to pay his current balance over a period of six months. The first payment in accordance with this agreement was received in November 2006 in the amount of $1.9 million. As part of the installment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in the Distribution business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.

In addition, at September 30, 2006, the Company has approximately $2.2 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount has been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.

As of September 30, 2006 we have a net trade receivable balance of $5.2 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of September 30, 2006, approximately $963,000 of our trade receivable balance relates to sales of educational software completed in December 2004 and $950,608 has been reserved in our financial statements. This amount has been reserved based upon historical collection patterns and due to the passage of time.  This overall gross balance of trade receivables from sales completed in December 2004 has decreased $2,037,000 million from the September 30, 2005 balance of $3 million due to aggressive collections during the year.  The Company fully intends to pursue collection of these receivables.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables and sell our Career development software and training services in according to our business plan.   However, if we are not able to complete sales in a timely manner or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. Long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

For the year ended September 30, 2006, cash provided by continuing operating activities (which is comprised of the career development services business) totaled $239,650 compared to cash used in operating activities of $2.5 million for the nine months ended September 30, 2005 and cash used of $904,187 for the year ended December 31, 2004.   Cash provided by continuing operations in the current year was primarily from a decrease in trade and other receivables and an increase in accounts payable and accrued expenses offset by the net loss.  For the nine months ended September 30, 2005, cash used in continuing operating activities consisted primarily of an increase in trade receivables, a decrease in other liabilities and net loss, slightly offset by an increase in trade accounts payable and accrued expenses.  The year ended December 31, 2004 included a $3.5 million increase in trade receivables offset by net income and an increase in trade and other payables.

For the year ended September 30, 2006, cash used in discontinued operating activities (which is comprised of the wireless handset distribution business) totaled $64,847 compared to cash provided by operating activities of $980,322 for the nine months ended September 30, 2005 and cash used of $12.0 million for the year ended December 31, 2004.   Cash used in discontinued operations in the current year was primarily from a decrease in trade accounts payable, accrued liabilities and income taxes payable, offset somewhat by a decrease in trade accounts receivable. For the nine months ended September 30, 2005 cash from discontinued operations primarily included net loss and an increase in trade receivables more than offset by a decrease in trade payables and an increase in cash held for sale.  For the year ended December 31, 2004 cash used in discontinued operations included net income offset by a decrease in trade receivables and cash held for sale and a decrease in accounts payable.

For the year ended September 30, 2006, cash used in investing activities amounted to $313,472 which included $183,664 in purchases of property and equipment, $22,341 in sales of property and equipment recorded in assets held for sale and $152,149 of advances to officers and employees of subsidiaries.  For the nine months ended September 30, 2005, cash provided by investing activities amounted to $431,863 and consisted primarily of the sale of other assets and collection of a short-term note receivable, partially offset by the purchase of property and equipment. Cash provided by investing activities during the year ended December 31, 2004 was $1.8 million primarily due to the deposit of $2.8 million in restricted cash, repayments of advances to officers and employees of subsidiaries, offset by an increase in a short-term note receivable and purchases of property and equipment and other assets mostly related to the recent acquisition of Huana Xinlong.

For the year ended September 30, 2006, cash provided by financing activities was $524,682 and consisted solely of proceeds from the exercise of stock options.  Cash provided by financing activities in 2005 was immaterial.  Cash provided by financing activities during the year ended December 31, 2004 was $7.8 million.  This was primarily comprised of proceeds from the issuance of common stock in a private placement, borrowings from a bank and the investment into Intac Purun by the other joint venture partners, partially offset by repayments to a shareholder.

Trade accounts receivable decreased by $432,698 to $5.2 million at September 30, 2006 compared to $5.7 million at September 30, 2005. The decrease relates primarily to collections of receivables related to the sale of educational software to school districts within China.

Inventories increased by $35,902 to $45,561 at September 30, 2006 compared to $9,659 at September 30, 2005. The balance relates primarily to training materials.

Property and equipment, net, and acquired software, decreased by $214,203 to $1.1 million at September 30, 2006 compared to $1.3 million at September 30, 2005.  This decrease was due to normal depreciation of fixed assets. We do not expect our purchases of property and equipment to change materially in fiscal 2007.

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2006, are summarized below and relate to lease commitments under non-cancelable operating leases of the Company’s office facilities:

Year ending September 30,
2007	$521,268
2008	191,084
2009	151,260
2010	151,260
2011	12,605
Thereafter	—
$1,027,477

Off – Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the year ended September 30, 2006, the Company recognized share-based compensation cost totaling $153,044.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for year ended September 30, 2006 is $153,044 higher than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic loss per share for the year ended September 30, 2006 would have been ($0.28) if the Company had not adopted SFAS 123-R, compared to the reported basic loss per share of ($0.29).

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under SFAS No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company does not believe this standard will have a material impact on its statement of financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, early adoption is permitted.  The Company does not believe this standard will have a material impact on its statement of financial position or results of operations.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of September 30, 2006, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

1.               Deficiency existed in our information technology (“IT”) environment due to inadequate physical security controls around physical access to the accounting server in our Beijing location. Since then, this has been rectified and the server has been moved to a more restricted and secured area. Management did have backup recovery controls in place, which were tested and were found effective, which is a mitigating control to the lack of physical security around the accounting server.

2.               Deficiency existed in our information technology (“IT”) environment due to backup media not being taken offsite even though it is being stored in a fireproof safe at our Beijing location.  Since then, this has been rectified by taking the backup media off site.

3.               Deficiency existed in maintaining adequate controls on certain key spreadsheets used by the Company in its consolidation process.  Since then, we have added controls including password protection and controls within the spreadsheet, to remediate these deficiencies.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the preceding paragraphs, management believes that, as of September 30, 2006, the Company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to INTAC’s equity compensation plans, as of September 30, 2006, under which equity securities of INTAC are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	450,000	$7.90	1,900,000
Equity compensation plans not approved by security holders	—	—	—
Total	450,000	$7.90	1,900,000

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

(c)      Financial Statement Schedule

See the description under Item 15. (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 14, 2006	INTAC INTERNATIONAL, INC.

		By:	/s/ WEI ZHOU
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

Name	Title	Date

/s/ WEI ZHOU	President, Chief Executive Officer and	December 14, 2006
Director (Principal Executive Officer)

Wei Zhou

/s/ J. DAVID DARNELL	Senior Vice President & Chief Financial Officer	December 14, 2006
and Director (Principal Financial and
Accounting Officer)

J. David Darnell

/s/ Theodore P. Botts	Director	December 14, 2006

Theodore P. Botts

/s/ KEVIN K. JONES	Director	December 14, 2006

Kevin K. Jones

/s/ DR. HEINZ-GERD STEIN	Director	December 14, 2006

Dr. Heinz-Gerd Stein

/s/ LARRIE A. WEIL	Director	December 14, 2006

Larrie A. Weil

INDEX TO EXHIBITS

Exhibits	Description

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

2.4

Amendment to Stock for Stock Exchange Agreement, dated March 22, 2006, by and among INTAC International, Inc. and Forever Sino International Limited (filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Commission on March 23, 2006 and incorporated herein by reference).

2.5

Agreement and Plan of Merger, dated April20, 2006, by and among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and Intac International, Inc. (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on April 20, 2006 and incorporated herein by reference).

3.1(i)

Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

3.2(ii)	Amended and Restated Bylaws (filed as Exhibit 3.2 to Annual Report on Form 10-K dated September 30, 2005 filed with the Commission on December 19, 2005 and incorporated herein by reference).

10.1

Employment Agreement by and between Commodore Minerals, Inc. (predecessor to the Registrant) and Wei Zhou dated as of October 16, 2001 (filed as Exhibit 10.5 to Form 8-K and incorporated herein by reference).

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

10.14

First Amendment to the Intac International Inc. Restricted Stock Award Agreement, effective as of July 28, 2005, between INTAC International, Inc. and J. David Darnell (filed as Exhibit 10.14 to Current Report on Form 10-K dated September 30, 2005 filed with the Commission on December 19, 2005 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KBA Group LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (included in signature page herewith).

31.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

31.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

32.1	Certification of Wei Zhou, President and Chief Executive Officer (filed herewith).

32.2	Certification of J. David Darnell, Senior Vice President and Chief Financial Officer (filed herewith).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND RELATED FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	60

CONSOLIDATED BALANCE SHEETS	62

CONSOLIDATED STATEMENTS OF OPERATIONS	63

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)	64

CONSOLIDATED STATEMENTS OF CASH FLOWS	66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	67

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

INTAC International, Inc.:

We have audited the accompanying consolidated balance sheets of INTAC International, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTAC International, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intac International, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of internal control over financial reporting.

/s/ KBA Group LLP
Dallas, Texas
December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intac International Inc:

We were engaged to audit management’s assessment included in Management’s Report on Internal Control over Financial Reporting (included in Item 9A of this Form 10-K) that INTAC International, Inc. and subsidiaries (“the Company”) did not maintain effective internal control over financial reporting as of September 30, 2006 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) because of the material weaknesses as described therein.  Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Deficiencies which constituted material weaknesses existed in the Company’s information technology (“IT”) environment at the Company’s Beijing location including both inadequate physical security controls for accessing the accounting server and inadequate offsite and rotation media backup storage procedures, and inadequate controls related to critical spreadsheets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of INTAC International, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004.  The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated December 8, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Intac International Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO control criteria.  Also, in our opinion, because of the effect of the material weaknesses as described above on the achievement of the objectives of the control criteria, Intac International, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on the COSO control criteria.

/s/ KBA Group LLP
Dallas, Texas
December 8, 2006

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30, 2006	September 30, 2005

Assets
Current assets
Cash and cash equivalents	$850,131	$464,118
Trade accounts receivable (net of allowance for doubtful accounts of $950,608 in 2006 and $0 in 2005)	5,242,985	5,675,683
Other receivables	—	416,770
Inventories	45,561	9,659
Assets held for sale	13,059,001	21,471,036
Total current assets	19,197,678	28,037,266
Property and equipment, net	1,131,120	1,345,322
Other assets	484,597	467,956
Advances to officers of subsidiaries and employees	179,239	27,090
Internet portal database gateway, net	187,378	305,096
Acquired software, net	655,958	1,409,460
Goodwill	16,742,466	12,799,769
Total assets	$38,578,436	$44,391,959
Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,253,266	$1,579,456
Accrued expenses	1,998,042	915,362
Other liabilities	244,225	311,979
Deferred tax liability	426,447	—
Deferred revenue	—	32,479
Liabilities held for sale	1,933,512	5,317,204
Total current liabilities	5,855,492	8,156,480
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,940,727 and 22,189,455 shares issued and outstanding, respectively	22,940	22,189
Additional paid-in capital	38,019,109	33,399,433
Retained earnings (deficit)	(5,355,386)	2,786,610
Accumulated other comprehensive income	36,281	27,247
Total stockholders’ equity	32,722,944	36,235,479
Total liabilities and stockholders’ equity	$38,578,436	$44,391,959

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

	Year Ended, September 30, 2006	Nine Months Ended, September 30, 2005	Year Ended December 31, 2004

Career development services revenue	$5,749,932	$4,218,779	$4,231,076

Career development services cost of revenue	1,508,526	1,039,299	1,233,490

Career development services gross profit	4,241,406	3,179,480	2,997,586

Operating expenses
Product development	3,422,312	2,660,793	1,819,501
Selling, general and administrative expenses	2,258,089	1,836,777	504,959
Provision for doubtful accounts	950,608	—	—
Merger transaction costs	1,340,319	—	—
Gain on sale of assets	—	(383,933)	—

Total operating expenses, net	7,971,328	4,113,637	2,324,460

Income (loss) from operations	(3,729,922)	(934,157)	673,126

Other income (expenses)
Foreign currency exchange gain (loss)	—	—	4,429
Interest income (expense), net	—	2,477	(22,927)
Minority interest in loss of consolidated joint venture	—	—	366,715
Other income (expense), net	2	(236)	(138,084)

Total other income (expenses), net	2	2,241	210,133

Income (loss) before income taxes	(3,729,920)	(931,916)	883,259

Income taxes	(426,447)	—	—

Income (loss) from continuing operations	(4,156,367)	(931,916)	883,259

Income (loss) from discontinued operations, net of income taxes	(3,985,629)	(534,466)	4,933,238

Net income (loss)	$(8,141,996)	$(1,466,382)	$5,816,497

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.18)	$(0.04)	$0.04
Income (loss) from discontinued operations	(0.18)	(0.03)	0.24
Net income (loss)	$(0.36)	$(0.07)	$0.28
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.18)	$(0.04)	$0.04
Income (loss) from discontinued operations	(0.18)	(0.03)	0.24
Net income (loss)	$(0.36)	$(0.07)	$0.28

Weighted average shares outstanding - basic	22,587,806	22,149,122	20,711,122

Weighted average shares outstanding - diluted	22,587,806	22,149,122	21,007,978

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in
	Shares	$	Capital

Balance at December 31, 2003	20,189,455	$20,189	$8,062,801

Issuance of common stock for cash	800,000	800	11,968,387

Compensation in connection with restricted stock award	—	—	233,333

Share issuance in connection with restricted stock award	132,000	132	(132)

Share issuance in connection with acquisition of Beijing Huana Xinlong Information and Technology Development Co., Ltd.	1,000,000	1,000	12,999,000

Comprehensive income
Net income	—	—	—
Foreign currency translation	—	—	—

Total comprehensive income
Balance at December 31, 2004	22,121,455	22,121	33,263,389

Compensation in connection with restricted stock award	—	—	136,112

Share issuance in connection with restricted stock award	68,000	68	(68)

Comprehensive loss
Net loss	—	—	—
Foreign currency translation	—	—	—

Total comprehensive loss	—	—	—

Balance at September 30, 2005	22,189,455	22,189	33,399,433

Stock-based compensation	—	—	153,044

Exercise of stock options	150,000	150	524,532

Incremental shares issued in connection with acquisition of Huana Xinlong	601,272	601	3,942,100

Comprehensive loss
Net loss	—	—	—
Foreign currency translation	—	—	—

Total comprehensive loss	—	—	—

Balance at September 30, 2006	22,940,727	$22,940	$38,019,109

The accompanying notes are an integral part of these consolidated financial statements.

	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2003	$(1,563,505)	$200,653	$6,720,138

Issuance of common stock for cash	—	—	11,969,187

Compensation in connection with restricted stock award	—	—	233,333

Share issuance in connection with restricted stock award	—	—	—

Share issuance in connection with acquisition of Beijing Huana Xinlong Information and Technology Development Co., Ltd.	—	—	13,000,000

Comprehensive income
Net income	5,816,497	—	5,816,497
Foreign currency translation	—	(153,975)	(153,975)

Total comprehensive income			5,662,522

Balance at December 31, 2004	4,252,992	46,678	37,585,180

Compensation in connection with restricted stock award	—	—	136,112

Share issuance in connection with restricted stock award	—	—	—

Comprehensive loss
Net loss	(1,466,382)	—	(1,466,382)
Foreign currency translation	—	(19,431)	(19,431)

Total comprehensive loss			(1,485,813)

Balance at September 30, 2005	2,786,610	27,247	36,235,479

Stock-based compensation	—	—	153,044

Exercise of stock options	—	—	524,682

Incremental shares issued in connection with acquisition of Huana Xinlong	—	—	3,942,701

Comprehensive loss
Net loss	(8,141,996)	—	(8,141,996)
Foreign currency translation	—	9,034	9,034
Total comprehensive loss			(8,132,962)

Balance at September 30, 2006	$(5,355,386)	$36,281	$32,722,944

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

	Year ended September 30, 2006	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
CASH FLOW FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(4,156,367)	$(931,916)	$883,259
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	397,867	272,773	205,412
Amortization of internet portal database gateway and acquired software	871,224	650,954	123,883
Provision for doubtful accounts	950,608	—	—
Minority interest in loss of consolidated joint venture	—	—	(366,715)
Compensation in connection with restricted stock award	—	136,112	233,333
Stock-based compensation expense	153,044	—	—
Other comprehensive income (loss)	9,034	(19,431)	(153,975)
Gain on sale of subsidiary	—	—	(15,055)
Loss on sale of property and equipment and other assets	—	—	15,695
Changes in operating assets and liabilities from continuing operations, net of effects of acquisition and disposition in 2004
Trade accounts receivable	567,309	(2,221,250)	(3,454,433)
Other receivables	416,770	(416,770)	—
Inventories	(35,902)	982	(10,641)
Other assets	(16,641)	101,367	—
Trade accounts payable and accrued expenses	756,490	855,340	1,450,680
Other liabilities	(67,754)	(669,131)	(118,087)
Deferred revenue	393,968	(269,978)	302,457

Net cash provided by (used in) continuing operating activities	239,650	(2,510,948)	(904,187)

CASH FLOW FROM DISCONTINUED OPERATING ACTIVITIES:
Net income (loss) from discontinued operations	(3,985,629)	(534,466)	4,933,238
Adjustments to reconcile net income(loss) from discontinued operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	108,245	52,510	72,970
Provision for doubtful supplier rebate receivable	2,231,205	—	—
Changes in operating assets and liabilities from discontinued operations, net of effects of acquisition and disposition in 2004
Cash held for sale	1,172,247	1,799,294	(6,027,920)
Trade accounts receivable held for sale	2,777,746	(1,229,207)	(10,095,186)
Supplier rebates receivable held for sale	254,062	(2,485,267)	—
Income tax receivable held for sale	(41,823)	—	335,993
Inventories held for sale	779,259	(842,233)	(74,378)
Deposits paid held for sale	26,820	123,450	99,863
Other assets held for sale	(3,287)	—	(313,097)
Trade accounts payable and accrued expenses held for sale	(2,734,702)	4,415,176	(1,668,635)
Income taxes payable held for sale	(604,481)	(370,218)	974,699
Due to shareholders held for sale	6,774	—	16,580
Deposits received held for sale	(51,283)	51,283	(221,389)

Net cash provided by (used in) discontinued operating activities	(64,847)	980,322	(11,967,262)

Net cash provided by (used in) operating activities	174,803	(1,530,626)	(12,871,449)

CASH FLOW FROM INVESTING ACTIVITIES:
Restricted cash deposit	—	—	2,800,000
Sale (purchase) of property and equipment	(183,664)	(154,755)	(913,420)
Sale (purchase) of property and equipment held for sale	22,341	(32,440)	(30,093)
Sale (purchase) of other assets	—	328,846	(491,753)
Repayments from (advances to) officers of subsidiaries and employees	(152,149)	5,842	313,158
Collection of (increase in) short-term note receivable	—	365,370	—
Acquisition costs	—	(81,000)	—
Cash included in sale of subsidiary	—	—	(132,921)
Cash included in purchase of subsidiary	—	—	246,528

Net cash provided by (used in) investing activities	(313,472)	431,863	1,791,499

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	11,969,187
Borrowings from (repayments to) shareholder, net	—	997	33,399
Borrowings from (repayments to) bank	—	—	(2,728,202)
Incremental purchase of Intac Purun shares	—	—	(1,500,000)
Proceeds from exercise of stock options	524,682	—	—

Net cash provided by financing activities	524,682	997	7,774,384

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	386,013	(1,097,766)	(3,305,566)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	464,118	1,561,884	4,867,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$850,131	$464,118	$1,561,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$237	$401	$38,570

Cash paid for taxes	$1,033,000	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Sale of property and equipment for note receivable	$—	$584,615	$—

Insurance premiums financed	$233,000	$—	$—

Issuance of Company stock for the Huana Xinlong acquisition	$3,942,701	$—	$13,000,000

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a United States holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas). During the periods reported, the Company’s revenues from continuing operations were derived primarily from integrated educational and career development services which includes software license maintenance and support, training, consulting, and franchise revenue delivered to customers in China.

On August 8, 2006, the Company entered into a letter of intent with Wei Zhou, its Chairman and CEO, to sell the Distribution Segment of the business for 3 million shares of the Company’s common stock. (See Note 2.)   As a result of this agreement, the operations of this segment have since been segregated and reported as discontinued operations for all periods presented within the Company’s consolidated statement of operations presented herein.  Similarly, the Company’s assets and liabilities of this segment have been classified as “held for sale” within the consolidated balance sheets presented herein.

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education had already established a database of graduates which has been made exclusively available to Intac Purun. Intac Purun provides mobile telecommunications training services in China offering training to information technology professionals with the primary focus in the area of third generation digital mobile systems commonly known as “3G”. In addition, the Company continues to develop databases for 1-stop marketing solutions to a wide range of businesses with products and services tailored to the specific needs of Chinese education.  At the time of formation, the joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  In June 2004, INTAC purchased an additional indirect 15% interest in Intac Purun from Putian.  This additional 15% indirect ownership interest increases INTAC’s total indirect ownership in Intac Purun to 60%.  INTAC’s ownership in Intac Purun is held indirectly through PRC nominees.

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

In December 2004, INTAC acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”), which INTAC has assigned to INTAC International Holdings Limited (“Holdings”), a Hong Kong corporation and a wholly-owned subsidiary of INTAC.  Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China.

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

 In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock (the “contributed assets”) and (ii) certain investors have entered into agreements to purchase shares of HSW International common stock with an aggregate value of approximately $22.5 million (the “equity financing”). At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 50% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 50% of the total issued and outstanding shares of HSW International common stock. The merger, the merger agreement, and the transactions contemplated by the merger agreement have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that INTAC will file with the SEC to terminate registration of our common stock.

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement and the transactions contemplated by the merger agreement. It is currently anticipated that the merger will close in the second quarter of fiscal year 2007.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”). In the opinion of management, all adjustments necessary for a fair presentation have been included.

In August of 2005, the Company changed its fiscal year end from December 31st to September 30th. Accordingly, the accompanying financial statements include the consolidated balance sheets as of September 30, 2006 and 2005. The related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows are presented for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004.

(b)      Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned continuing operations subsidiaries, INTAC Holdco Corp., Intac (Tianjin) International Trading Co., Beijing Intac Media Advertising Company Limited, Beijing Intac Meidi Technology Development Company Limited, Intac International Management Consultancy Beijing Limited, Huana Xinlong and its 60% owned subsidiary INTAC Purun. All intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities held for sale and the discontinued operations include the following companies: Holdings, INTAC Deutschland GmbH, FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited.

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

(c)      Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

(d)      Liquidity

As of September 30, 2006 and 2005, INTAC had retained earnings (deficit) balances of $(5,355,386) and $2,786,610, respectively, primarily due to net losses for the year ended September 30, 2006 and the nine months ended September 30,

2005. The Company raised equity financing of $4.5 million in September 2003 and $12.0 million in May 2004.  Proceeds of the private placements are being used to expand Intac Purun’s career development services and for working capital purposes.

As of September 30, 2006 and 2005, INTAC maintained cash related to continuing operations of $850,131 and $464,118, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of September 30, 2006 and 2005, INTAC maintained working capital of $13,342,186 and $19,880,756, respectively.  The decrease in working capital is primarily due to losses during the current year.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer – Mr. Lam, from whom we derived substantially all of our distribution revenue for year ended September 30, 2006. The amount of the receivable balance with this customer has decreased to $11.2 million at September 30, 2006 from $14.9 million at September 30, 2005; however, we expect this balance to remain high for the foreseeable future. We collected approximately $6.1 million of the balance outstanding at September 30, 2006 in October and November of 2006.

We have entered into a new installment payment plan agreement with Mr. Lam to pay his current balance over a period of six months. The first payment in accordance with this agreement was received in November 2006 in the amount of $1.9 million. As part of the installment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. The volume of sales in the Distribution business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.

In addition, at September 30, 2006, the Company has approximately $2.2 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount has been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.

As of September 30, 2006 we have a net trade receivable balance of $5.2 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. As of September 30, 2006, approximately $963,000 of our gross trade receivable balance relates to sales of educational software completed in December 2004 and $950,608 has been reserved in our financial statements. This amount has been reserved based upon historical collection patterns and due to the passage of time.  This overall gross balance of trade receivables from sales completed in December 2004 has decreased $2,037,000 million from the September 30, 2005 balance of $3 million due to aggressive collections during the year.  The Company fully intends to pursue collection of these receivables.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables and sell our Career development software and training services in according to our business plan.   However, if we are not able to complete sales in a timely manner or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. Long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

(e)      Cash and Cash Equivalents

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

(f)       Concentration of Credit Risk and Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and are not collateralized. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company does not charge interest on overdue balances. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms and the length of time which the receivable remains outstanding. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Based upon the above criteria, as of September 30, 2006 and 2005, the allowance for doubtful accounts receivable was $950,608 and $0, respectively.

(g)      Inventories

Inventories in our career development services business consist mostly of training material and other supplies. Inventories in our Distribution business are shown on the consolidated balance sheets as assets held for sale. This consists mostly of wireless handsets which are stated at the lower of cost and net realizable value, calculated on the first-in, first-out basis, and are comprised of finished goods. Net realizable value is determined on the basis of anticipated sales proceeds less estimated costs for selling expenses.

(h)      Deposits Paid

Deposits paid are payments made to suppliers for down payments for wireless handsets and included in assets held for sale on the consolidated balance sheet.

(i)       Property and Equipment

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

(j)       Intangible Assets

In accordance with the accounting rules contained in SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS 142”), the Company reviews each indefinitely lived intangible asset for impairment annually and when events or circumstances indicate that the asset might be impaired.  Impairment is measured as the amount by which the Company’s carrying value exceeds the fair value.  Should impairment be indicated, the impaired amount will be charged to expense.  As of September 30, 2006 and 2005, the Company performed its annual impairment tests and found none of its goodwill to be impaired.

Non-amortizable intangible assets include the following:

•                  Recorded goodwill of $59,021 attributable to the wireless handset distribution business (included in assets held for sale on the consolidated balance sheets).

•                  Recorded goodwill of $1,064,113 relating to the acquisition of an additional 15% indirect ownership interest in Intac Purun from Putian for $1.5 million attributable to the career development services business.

•                  Recorded goodwill of $15,678,353 relating to the acquisition of Huana Xinlong attributable to the career development services business. The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005 of which an additional 601,272 shares were issued.  The Company issued a total of 1,601,272 shares as consideration for this transaction.

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

	Weighted Average	September 30, 2006		September 30, 2005
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Internet portal database gateway	2.0	$411,666	$224,288	$411,666	$106,570

Amortization expense was $117,718 and $45,673 for the year ended September 30, 2006 and the nine months ended September 30, 2005. Estimated aggregate amortization expense for each of the next three years is as follows:

2007	$83,279
2008	83,279
2009	20,820
Total	$187,378

(k)      Acquired Software

Software was acquired in connection with the acquisition of Huana Xinlong.  This software has been recorded using values established in December 2004.  Amortization is recorded based on the estimated useful life of approximately three years on a straight line basis.  At September 30, 2006, acquired software recorded value totaled $2,039,307 with accumulated amortization totaling $1,383,349.

(l)       Deposits Received

Deposits received are payments received from customers for down payments for wireless handsets and are included in liabilities held for sale in the consolidated balance sheet.

(m)     Revenue Recognition

The Company’s revenue is derived from primarily two sources (i) career development services which includes software license maintenance and support, training, consulting, and franchise revenue for customers in China (included in continuing operations on the consolidated statement of operations) and (ii) distribution revenue, which includes wireless handsets distribution mainly into China – (included in discontinued operations on the consolidated statements of operations).

Career Development Services:

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

For arrangements with multiple obligations (e.g. undelivered maintenance and support bundled with term licenses), the Company allocates revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements, which is specific to the Company.  The vendor specific objective evidence of the fair values for the ongoing maintenance and support obligations for term licenses are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. In this case, maintenance support revenue is recognized when all revenue recognition criteria under SOP 97-2, SOP 98-9 and SAB 104 have been met. Vendor specific objective evidence of the fair value of other services, primarily consulting and training services, is based upon separate sales of these services.

Franchise fee revenue is derived from the sale to customers of the exclusive rights to provide training courses to prospective students.  This arrangement consists of an up-front, non-refundable license fee, as well as fees for training materials and contingent payments based on a percentage of the student tuition.  The up-front, non-refundable franchise fee is recognized as revenue at the time the agreement is entered into, and the fees for other services are recognized as performed. Contingent payments are recognized when received.  The Company has considered the relevant provisions of FAS 45 “Accounting for Franchise Fee Revenue” in accounting for its franchise revenue.

The Company licenses access to its student database and education materials under one, two and three-year term licenses. The software licenses provide for updates to new versions if and when made available.  No express rights of return are granted.  The Company sells its products and services via a direct sales force and under certain circumstances, sales agents.

Subscription revenue which will be earned primarily through our Internet portal business, will be recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company will recognize the net amount billed by the mobile operator as revenue.  To date, the Company has generated minimal revenue from subscription services.

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

License fee revenue is derived from the sale to customers of the rights to sell products under arrangements in which the Company is the distributor. These arrangements consist of an up-front, non-refundable license fee, as well contingent payments based on a percentage of the customer revenue. The services provided by the Company after the receipt of the up-front license fee are not significant. The up-front, non-refundable license fee is recognized as revenue at the time the agreement is entered into, and the contingent payments are recognized when received. The Company has considered the relevant provisions of SAB 104 and Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” in accounting for license fee revenue.

(n)      Cost of Revenues

Career Development Services (included in continuing operations):

The Company’s career development services cost of revenue is primarily comprised of the service fees paid for the provision of software training and technological services, and the amortization charge for acquired software.

Distribution Business (included in discontinued operations):

The Company’s distribution business cost of revenues is comprised of the cost of the wireless handset products distributed.

(o)      Vendor Programs

Incentive arrangements such as volume incentive rebates or other vendor programs are accounted for in accordance with the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” and Emerging Issues Task Force No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturer”.  To the extent that the Company receives excess funds from suppliers for reimbursement of its costs, the Company recognizes the excess as a liability due to the supplier, which is applied to future costs incurred on behalf of the supplier.  Volume incentive rebates are consideration received from the suppliers when purchases or sell-through targets are attained or exceeded within a specific time period.  The amount of rebate earned in any financial reporting period is accrued as a vendor receivable. This same amount is either a reduction on inventory cost or is a reduction of cost of sales for those items already sold.  Volume rebates to date have been determined based on actual negotiated volume discounts. When there is uncertainty regarding the use of these rebates, the amounts are reserved accordingly.

(q)      Income Taxes

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

(r)       Foreign Currency Translation

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

(s)      Net Income (Loss) Per Share – Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Computation of diluted income per share for the year ended December 31, 2004 includes dilutive stock options and restricted stock awards granted under the terms of the Company’s 2001 Long Term Incentive Plan.  Stock options and the restricted stock award (to the extent not vested) were not included in the computation of diluted loss per share for the year ended September 30, 2006 and the nine months ended September 30, 2005 because their effects are anti-dilutive.  Total diluted shares excluded from the diluted income (loss) per share computation totaled 450,000 and 600,000 at September 30, 2006 and 2005, respectively.

(t)       Segment Reporting

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

Historically, the Company’s results of operations have been considered to be comprised of two reportable segments:  (i) career development services and (ii) distribution of wireless handsets.  The statement of operations included herein reflects operations of the career development services segment as continuing operations and the distribution segment as discontinued operations due to the transaction described in Note 2 below.  Accordingly, there is only one reportable segment and disclosure as required under SFAS No. 131 is not required.

(u)      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

 (v)     Use of Estimates

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

(w)     Product and Software Development Expenses

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

(x)       Employee Benefit Plans

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

(y)                 Stock Option Plans and Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the year ended September 30, 2006, the Company recognized share-based compensation cost totaling $153,044.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for year ended September 30, 2006 is $153,044 and $153,044 higher, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic and diluted loss per share for the year ended September 30, 2006 would have been ($0.35), if the Company had not adopted SFAS 123-R, compared to the reported basic and diluted loss per share of ($0.36).

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

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004

Net income (loss), as reported	$(1,466,382)	$5,816,497
Add: Total stock-based employee compensation expense included in reported net income (loss)	136,112	233,333
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,117,425)	(843,407)
Pro forma net income (loss)	$(2,447,695)	$5,206,423

Net income (loss) per share – Basic - as reported	$(0.07)	$0.28

Basic - Pro forma	$(0.11)	$0.25

Net income (loss) per share – Diluted - as reported	$(0.07)	$0.28

Diluted - Pro forma	$(0.11)	$0.25

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

(z)       Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments and litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there are no claims, assessments and litigation against the Company.

(aa)    Fair Value of Financial Instruments

The carrying amounts of all current assets and current liabilities at September 30, 2006 and 2005 approximate their fair values because of the short maturity of these instruments.

(bb)    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners.  For the Company, comprehensive income (loss) for the periods presented includes net income (loss) and foreign currency translation adjustments.

(cc)                    Impact of New Accounting Standards

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the year ended September 30, 2006, the Company recognized share-based compensation cost totaling $153,044.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for year ended September 30, 2006 is $153,044 higher than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic and diluted loss per share for the year ended September 30, 2006 would have been ($0.33) if the Company had not adopted SFAS 123-R, compared to the reported basic and diluted loss per share of ($0.34).

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which alters the framework for recognizing income tax contingencies. Previously, under SFAS No. 5, “Accounting for Contingencies,” the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new interpretation, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company does not believe this standard will have a material impact on its statement of financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants, and establishes a fair value hierarchy of quotes and unobservable data that should be used to develop pricing assumptions. In addition, for assets and liabilities that are not actively traded, for example, certain kinds of derivatives, SFAS 157 requires that a fair value measurement include an adjustment for risks inherent in a valuation technique and/or inputs, such as those used in pricing models. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however, early adoption is permitted.  The Company does not believe this standard will have a material impact on its statement of financial position or results of operations.

(dd)           Merger Transaction Costs

Merger transaction costs of $1,340,319 are principally comprised of professional and investment banking fees related to the contemplated merger of the Company and HSW described in “Recent Events”.  Since HSW has been determined to be the accounting acquirer, accounting rules require that the acquiree (the Company) record all transaction costs as expense in its consolidated statement of operations.

2.  DISCONTINUED OPERATIONS

On August 8, 2006, the Company entered into a letter of intent with Wei Zhou, its Chairman and CEO, to purchase the Company’s Distribution Business of the business for 3 million shares of the Company’s common stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. as described in “Recent Events” and is subject to the approval of the Board of Directors and stockholders of the Company other than Wei Zhou and his affiliates. It is expected that this agreement will close in the second fiscal quarter of 2007.  The Board of Directors approved the sale of the distribution business irrespective of whether the HSW International merger transaction is completed or not completed.

As a result of this agreement, the operations of this business have been segregated and reported as discontinued operations for all periods presented for the Company’s consolidated statements of operations presented herein. The loss from discontinued operations includes a $2.2 million provision for doubtful supplier rebates receivable.  The results of discontinued operations are as follows:

	Year ended September 30, 2006	Nine months ended September 30, 2005	Year ended December 31, 2004

Revenues	$62,630,285	$57,019,701	$111,025,925
Income (loss) from discontinued operations (before income taxes)	(3,674,041)	667,378	5,865,085
Income taxes	311,588	(132,912)	(931,847)
Income (loss) from discontinued operations	(3,985,629)	534,466	4,933,238

The Company’s assets and liabilities of this segment have been classified as “held for sale” for the consolidated balance sheets presented herein.  The assets and liabilities held for sale as of September 30, 2006 and 2005 are as follows:

	September 30,
	2006	2005
Assets:
Cash and cash equivalents	$999,503	$2,171,750
Trade accounts receivable	11,461,713	15,324,679
Supplier rebate receivable, net of $2,231,205 allowance in 2006	—	2,485,267
Income tax receivable	41,823	—
Inventories	369,723	1,148,982
Deposits paid	—	26,820
Property and equipment, net	71,955	202,541
Other assets	55,263	51,976
Goodwill	59,021	59,021
Total assets	$13,059,001	$21,471,036

Liabilities :
Trade accounts payable	$1,764,322	$4,369,996
Accrued expenses	45,755	174,783
Income taxes payable	—	604,481
Due to shareholder	123,435	116,661
Deposits received	—	51,283
Total liabilities	$1,933,512	$5,317,204

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

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at September 30, 2006) to reduce the minority interest in Intac Purun to zero. The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity (deficit) in Intac Purun by the Company have been restored.

4.  SALE OF INVESTMENT IN NEW TECH HANDELS

On September 1, 2004, Holdings sold all of the outstanding shares of New Tech. The results of operations of New Tech have been included in the consolidated financial statements through the date of disposal. The aggregate sales price of $365,370 was received in the form of an unsecured, non-interest bearing short-term note which was collected in the second quarter of 2005.

The following table summarizes the investment in New Tech as of the date of sale and the gain on disposal.

Current assets	$850,644
Property and equipment	57,589
Total assets	908,233
Total liabilities	(557,918)
Investment in New Tech	350,315
Consideration	365,370
Gain on sale (included in other income)	$15,055

5.  PURCHASE OF HUANA XINLONG

In December 2004, the Company acquired Beijing Huana Xinlong Information and Technology Development Co., Ltd. (“Huana Xinlong”). Huana Xinlong, a leading Chinese developer of management software for educational institution administration, is located in Beijing, China. The acquisition was accounted for using the purchase method of accounting.  The acquisition consideration issued by the Company in the transaction consisted of up to 2,000,000 shares of Company common stock, including 1,000,000 shares issued on closing and up to an additional 1,000,000 shares contingent on achieving net income of $13 million during the thirteen month period ending December 31, 2005 (and the Company will issue a lesser number of shares on a pro rata basis in the event net income is less than $13 million).  The Company issued a total of 1,601,272 shares as consideration for the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

	September 30,
	2006	2005
Current assets	$306,333	$306,333
Acquired software	2,039,307	2,039,307
Other non-current assets	192,801	192,801
Total assets acquired	2,538,441	2,538,441
Current liabilities assumed	1,274,097	1,274,097
Net assets acquired	1,264,344	1,264,344
Purchase price	16,942,701	13,000,000
Excess purchase price	$15,678,353	$11,735,656

The excess of the purchase price over the fair value of the net identifiable assets acquired represents goodwill and is not deductible for income tax purposes.  The allocation of the purchase price includes information used in an independent valuation of the software which was completed in December 2004.

6.          INVENTORIES

As of September 30, 2006 and 2005, inventories totaled $45,561 and $9,659, respectively; consisting of $34,225 and $8,163, respectively, for training material and $11,336 and $1,496, respectively, for other inventories.

7.  PROPERTY AND EQUIPMENT, NET

As of September 30, 2006 and 2005, property and equipment consisted of the following:

	September 30, 2006	September 30, 2005

Furniture and fixtures	$976,480	$834,840
Leasehold improvements	274,539	124,989
Motor vehicles	595,636	813,309
Other	29,069	24,395

Less: Accumulated depreciation and amortization	(744,604)	(452,211)
	$1,131,120	$1,345,322

8.  OTHER ASSETS

As of September 30, 2006 and 2005, other assets consisted of the following:

	September 30, 2006	September 30, 2005

Deposit for software development costs	$—	$99,490
Deposits and memberships	199,015	176,748
Prepaid administrative and professional fees	285,582	88,063
Other	—	103,655
	$484,597	$467,956

9.  CONCENTRATION OF RISKS

For the year ended September 30, 2006 and the nine months ended September 30, 2005 we derived substantially all of our distribution revenue from one customer,  Mr. Lam at September 30, 2006.   This distribution customer also accounts for most of our total distribution trade receivables.

For the year ended September 30, 2006 and the nine months ended September 30, 2005 one distribution vendor accounted for more than 10% of our total purchases: T-Mobile Deutschland.

Additionally, the majority of our career development services revenue and receivables are derived from Chinese customers.

10.       INCOME TAXES

The Company is subject to income taxes on income arising in or derived from the tax jurisdictions in which it is domiciled and operates.  Pursuant to an expense sharing arrangement, the Company’s U.S. losses have been allocated to the Hong Kong operating subsidiaries based upon the relative amount of each Hong Kong subsidiary’s gross profit margin.

	Year ended September 30, 2006	Nine Months ended September 30, 2005	Year Ended December 31, 2004
Current:
United States Federal and State	$—	$—	$—
Foreign	—	0	0
Total current provision for income taxes	$—	$0	$0

Deferred:
United States Federal and State	$—	$—	$—
Foreign	$426,447	0	0
Total current provision for income taxes	$426,447	$0	$0

The Company has substantial net operating loss carryforwards in some of its Hong Kong and PRC operating entities.  As a result, most of these entities have net deferred tax assets.  The Company has provided a valuation allowance to reduce these deferred tax assets to $0 based on the uncertainty of generating future taxable income.  During the year ended September 30, 2006 one of the Company’s PRC entities generated accrual basis taxable income and recorded a deferred income tax liability of $424,447.

The provision for income taxes for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004 differed from the amount computed by applying the U.S. income tax rate of 34% to income (loss) before income taxes as follows:

	Year Ended September 30, 2006	Nine Months Ended September 30, 2005	Year Ended December 31, 2004

Computed “expected” tax expense	$(1,268,173)	$(316,851)	$300,308
Rate differences resulting from differing tax rates for different tax jurisdictions	(66,283)	17,036	27,163
Tax holiday effect for PRC entities not currently subject to income taxes	63,678	(561,483)	(754,337)
Expiration of tax holiday	426,447	—	—
Non-deductible expenses	249,751	(59,636)	—
Change in valuation allowance	1,021,027	912,458	419,204
Other	0	8,476	7,662
	$426,447	$—	$—

The tax holiday earnings per share for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004 total 0, .03 and $.04, respectively.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset and liability at September 30, 2006 and 2005, are as follows:

	September 30, 2006	September 30, 2005
Deferred tax assets:
Net operating loss carryforwards	$1,573,548	$1,676,495
Depreciation of fixed assets	—	—
Restricted Stock	—	80,920
Total deferred tax assets	1,573,548	1,757,415
Deferred tax liabilities:
Accrual basis receivables	(499,462)	(75,730)
Depreciation of fixed assets	—	(9,093)
Other	—	(5,699)
Valuation allowance	(1,500,533)	(1,666,893)
Net deferred tax liability	$(426,447)	$—

The net operating losses available at September 30, 2006, to offset future taxable income in the U.S., Hong Kong, and China are $753,000, $1,051,020 and $3,528,000 respectively.  The income tax rates for Hong Kong and China are 17.5% and 33.0%, respectively. A portion of the net operating losses generated in China expire beginning in 2007 if not utilized.  The net operating losses generated in Hong Kong have no expiration date and carry forward indefinitely.  The net operating losses generated in the U.S. resulted from stock compensation benefits and expire if not used by 2026.  When the tax benefits of these net operating losses are realized, they will be credited to stockholder’s equity.

The Company has substantial net operating loss carryforwards in some of its Hong Kong and PRC operating entities.  As a result, most of these entities have net deferred tax assets. The Company has provided a valuation allowance to reduce these deferred tax assets to $0 based on the uncertainty of generating future taxable income. Accordingly, the Company has recorded a deferred income tax benefit of $0 for the year ended September 30, 2006 and $0 for the nine months ended September 30, 2005.

11.  RELATED PARTY TRANSACTIONS

(a)           As of September 30, 2006 and 2005, the Company’s majority shareholder, Mr. Wei Zhou was the beneficial owner of 52.0% and 54.0%, respectively, of the Company’s issued outstanding common stock.

(b)           Mr. Zhou is the CEO, President, Treasurer and a Director of the Company. As of September 30, 2006 and 2005, Mr. Zhou had made net advances to the Company amounting to $159,057 and $116,661, respectively.  These advances are included in liabilities held for sale on the consolidated balance sheets.

(c)           As described in Notes 1 and 2, the Company has entered into an agreement to sell its Distribution Business to its Chairman and CEO Wei Zhou in accordance with a letter of intent signed August 8, 2006.

12.  STOCKHOLDERS’ EQUITY

(a) Common Stock

In December 2004, the Company entered into a Stock for Stock Exchange Agreement to acquire all of the outstanding equity securities of Huana Xinlong, a company organized under the laws of the PRC. The acquisition consideration issued by the Company in the transaction consisted of 1,000,000 shares of the Company’s common stock issued on closing and 341,272 shares issued as a result of the acquired business meeting certain net income thresholds for the thirteen month period ending December 31, 2005. In addition, in accordance with an amendment to the original stock for stock exchange agreement, in March 2006 an additional 260,000 shares were issued.

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

A summary of stock option activity and related information for the year ended September 30, 2006, the nine months ended September 30, 2005 and year ended December 31, 2004 is as follows:

	Year Ended September 30, 2006		Nine Months Ended September 30, 2005		Year Ended December 31, 2004
Plan Category	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price

Outstanding at beginning of year	600,000	$6.80	600,000	$8.53	350,000	$4.41
Grant	—	$—	150,000	$6.40	250,000	$14.29
Cancelled	—	$—	(150,000)	13.32	—	—
Exercised	(150,000)	3.50	—		—	—
Total	450,000	$7.90	600,000	$6.80	600,000	$8.53
Options exercisable at end of year	366,668	$8.24	450,000	$6.93	216,667	$3.99

Information related to stock options outstanding at September 30, 2006, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 9/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 9/30/06	Weighted Average Exercise Price
$ 3.50	150,000	2.8 years	$3.50	150,000	$3.50
$ 6.40	150,000	4 years	$6.40	66,668	$6.40
$ 9.89	50,000	4.4 years	$9.89	50,000	$9.89
$ 15.75	100,000	6 years	$15.75	100,000	$15.75
	450,000			366,668

(c) Earnings Per Share

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Year Ended September 30, 2006	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Earnings per share:
Income (loss) from continuing operations	$(4,156,367)	$(931,916)	$883,259
Income (loss) from discontinued operations	(3,985,629)	(534,466)	4,933,238
Net income (loss)	$(8,141,996)	$(1,466,382)	$5,816,497

Weighted average shares outstanding	22,587,806	22,149,122	20,711,122
Basic income (loss per share):
Income (loss) from continuing operations	$(0.18)	$(0.04)	$0.04
Income (loss) from discontinued operations	(0.18)	(0.03)	0.24
Net income (loss)	$(0.36)	$(0.07)	$0.28
Diluted earnings per share:
Income (loss) from continuing operations	$(0.18)	$(0.04)	$0.04
Income (loss) from discontinued operations	(0.18)	(0.03)	0.24
Net income (loss)	$(0.36)	$(0.07)	$0.28

Weighted average shares outstanding	22,587,806	22,149,122	20,711,122
Dilutive stock options and restricted stock award	—	—	296,856
Total common shares and dilutive securities	22,587,806	22,149,122	21,007,978

Stock options and the restricted stock award outstanding at September 30, 2006 and 2005 are not included in the diluted earnings per share computation because they are anti-dilutive.

(d)           Dividend Payment Restrictions

There are no restrictions on the Company’s payment of dividends.  Although there are certain ministerial requirements with respect to dividends by our PRC domiciled subsidiaries, these ministerial requirements do not rise to the level of “restrictions”.  Substantially all of our retained earnings are attributable to our PRC and Hong Kong domiciled subsidiaries.

13.  COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the total future minimum lease payments under non-cancelable operating leases of the Company’s office facilities are as follows:

Fiscal 2007	$521,268
Fiscal 2008	191,084
Fiscal 2009	151,260
Fiscal 2010	151,260
Fiscal 2011	12,605
Thereafter	—
$1,027,477

For the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, rental expense which is included in selling, general and administrative expense amounted to $105,784, $30,094, and $31,130, respectively.

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

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods presented, our unaudited quarterly results of operations for the eight quarters ended September 30, 2006.

	Three Months Ended
	Sept, 30 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004

Career development services revenue	$1,562,048	$1,687,001	$1,310,253	$1,190,630	$1,117,396	$1,416,238	$1,685,145	$4,172,101

Career development services gross profit	869,138	1,282,382	1,117,041	872,845	887,004	942,811	1,349,665	2,938,611

Income (loss) from continuing operations, (before income tax)	(3,023,533)	(791,065)	(509)	(341,260)	(575,445)	(192,414)	(164,057)	1,910,180

Income (loss) from discontinued operations, net of tax	(2,555,740)	(1,247,523)	210,804	(393,170)	(278,684)	(244,710)	(11,072)	2,931,988
Net income (loss)	$(5,579,273)	$(2,038,588)	$210,295	$(734,430)	$(854,129)	$(437,124)	$(175,129)	$4,842,168

Basic income (loss) per share
Income (loss) from continuing operations	$(0.13)	$(0.04)	$0.00	$(0.02)	$(0.03)	$(0.01)	$(0.01)	$0.09
Income (loss) from discontinued operations	(0.1411)	(0.06)	0.01	(0.02)	(0.01)	(0.01)	(0.00)	0.14

Net income (loss)	$(0.24)	$(0.10)	$0.01	$(0.04)	$(0.04)	$(0.02)	$(0.01)	$0.23

Diluted income (loss) per share
Income (loss) from continuing operations	$(0.13)	(0.04)	0.00	(0.02)	(0.03)	(0.01)	(0.01)	0.09
Income (loss) from discontinued operations	(0.11)	(0.06)	0.01	(0.02)	(0.01)	(0.01)	(0.00)	0.14

Net income (loss)	$(0.24)	$(0.10)	$0.01	$(0.04)	$(0.04)	$(0.02)	$(0.01)	$0.23

Weighted average shares outstanding – basic	22,940,727	22,468,873	22,284,993	22,196,599	21,889,455	22,141,455	22,141,455	21,121,455

Weighted average shares outstanding – diluted	22,9400,727	22,468,873	23,059,999	22,196,599	21,889,455	22,141,455	22,141,455	21,373,234

Significant adjustments in the fourth quarter ended September 30, 2006, the third quarter for the nine months ended September 30, 2005 and the fourth quarter for the year ended December 31, 2004.

In September 2006, the Company recorded a $2.2 million provision for doubtful supplier rebates receivable as a result of the uncertainty surrounding the Company’s ability to fully utilize its remaining rebates from T-Mobile.  This provision is included in discontinued operations.  In addition, a reserve for $951,000 was recorded as a provision for doubtful accounts for receivables related to the Company’s career development services business.

In September 2005, the Company was awarded a volume discount incentive rebate related to the third quarter of 2005 from a major supplier in the amount of $1,085,220. The volume discount was recorded as a decrease to cost of revenue in the third quarter of 2005.

In December of 2004, the Company entered into an agreement with a major customer whereby the customer would pay an additional premium of $489,755 to the Company for wireless handset products previously purchased. The premium was recorded as an increase in revenue for the fourth quarter of 2004.

In December 2004, the Company was awarded a volume incentive rebate related to the fourth quarter of 2004 from a major supplier in the amount of $1,904,357. The volume discount was recorded as a decrease to cost of revenue in the fourth quarter of 2004.

Valuation and Qualifying Accounts

Years ended September 30, 2006 and 2005 and year ended December 31, 2004

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Accounts receivable
Allowance for doubtful accounts
2004	$—	$—	$—	$—
2005	—	—	—	—
2006	—	$3,181,918	—	$3,181,918

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset
Valuation allowance
2004	$228,069	$—	$516,914	$744,893
2005	744,893	—	921,910	1,666,893
2006	1,666,893	(166,360)		1,500,533