Form 10-Q
period 2006-12-31
INTAC INTERNATIONAL INC
filed 2007-02-09
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

The number of shares of the registrant’s common stock outstanding as of February 9, 2006 was 22,940,727.

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	December 31,	September 30,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$820,599	$804,973
Trade accounts receivable (net of allowance for doubtful accounts of $1,604,525 at December 31, 2006 and $950,608 at September 30, 2006)	5,169,623	5,242,985
Inventories	74,938	45,561
Assets held for sale	16,790,118	13,234,743

Total current assets	22,855,278	19,328,262

Property and equipment, net	974,103	1,042,907
Other assets	342,201	442,224
Advances to officers of subsidiaries and employees	223,126	179,239
Internet portal database gateway, net	166,559	187,378
Acquired software, net	466,882	655,958
Goodwill	16,742,466	16,742,466

Total assets	$41,770,615	$38,578,434

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,143,371	$1,253,266
Accrued expenses	2,643,022	1,972,443
Deferred Tax Liability	292,426	426,447
Other liabilities	433,128	244,225
Liabilities held for sale	6,133,841	1,959,111

Total current liabilities	10,645,788	5,855,492
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,940,727 and 22,940,727 shares issued and outstanding, respectively	22,940	22,940
Additional paid-in capital	38,074,969	38,019,109
Accumulated deficit	(7,014,647)	(5,355,388)
Accumulated other comprehensive income	41,565	36,281

Total stockholders’ equity	31,124,827	32,722,942

Total liabilities and stockholders’ equity	$41,770,615	$38,578,434

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended December 31,
	2006	2005

Career development services revenue	$2,018,899	$1,190,630

Career development services cost of revenue	687,905	217,785

Career development services gross profit	1,330,994	972,845

Operating expenses
Product development	974,790	762,254
Selling, general and administrative expenses	693,392	512,537
Provision for doubtful accounts	653,917	—
Merger transaction costs	411,186	—

Total operating expenses	2,733,285	1,274,791

Loss from operations	(1,402,291)	(301,946)

Other income (expenses)
Foreign currency exchange gain (loss)	—	(18)
Interest income (expense), net	—	2

Total other income (expense), net	—	(16)

Loss before income taxes	(1,402,291)	(301,962)

Income taxes	(134,021)	—

Loss from continuing operations	(1,268,270)	(301,962)

Loss from discontinued operations, net of income taxes	(390,988)	(432,468)

Net loss	$(1,659,258)	$(734,430)

Basic and diluted loss per share:
Loss from continuing operations	$(.05)	$(.01)
Loss from discontinued operations	(.02)	(.02)
Net loss	$(.07)	$(.03)

Weighted average shares outstanding — basic and diluted	22,940,727	22,196,599

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
CASH FLOW FROM CONTINUING OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,268,270)	$(301,9622)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	87,117	88,336
Amortization of internet portal database gateway and acquired software	209,895	205,400
Provision for doubtful accounts	1,217,949	—
Stock-based compensation expense	55,859	38,261
Other comprehensive income (loss)	5,283	—
Gain on sale of subsidiary	—	(4,837)
Changes in operating assets and liabilities from continuing operations:
Trade accounts receivable	(1,144,587)	2,273,408
Other receivables	—	(81,926)
Inventories	(29,377)	(3,032)
Other assets	100,023	80,740
Trade accounts payable and accrued expenses	560,684	(179,292)
Other liabilities	54,882	(95,294)
Income taxes payable	—	454,622
Deferred revenue	—	(12,180)

Net cash provided by (used in) continuing operating activities	(150,542)	2,462,244

CASH FLOW FROM DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	(390,988)	(432,468)
Adjustments to reconcile net loss from discontinued operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	12,537	23,861
Changes in operating assets and liabilities from discontinued operations:
Cash held for sale	(30,340)	(368,313)
Trade accounts receivable held for sale	(28,042)	(912,621)
Supplier rebates receivable held for sale	—	100,811
Income tax receivable held for sale	41,823	—
Inventories held for sale	(3,409,347)	456,515
Deposits paid held for sale	—	26,820
Other assets held for sale	(188,091)	(32,738)
Trade accounts payable and accrued expenses held for sale	4,195,619	(361,809)
Income taxes payable held for sale	—	(604,481)
Due to shareholders held for sale	(20,889)	—
Deposits received held for sale	—	(51,283)

Net cash provided by (used in) discontinued operating activities	182,282	(2,155,706)

Net cash provided by operating activities	31,740	306,538

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,313)	(189,790)
Sale (purchase) of property and equipment held for sale	46,086	(20,145)
Advances to officers of subsidiaries and employees	(43,887)	(40,926)

Net cash used in investing activities	(16,114)	(250,863)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	57,963

Net cash provided by financing activities	—	57,963

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,626	113,638

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	804,973	457,276

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$820,599	$570,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$545

Cash paid for taxes	$584	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Company stock for the Huana Xinlong acquisition	$—	$1,958,901

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Description of Business and Basis of Presentation

INTAC International, Inc. (“INTAC” or the “Company”) is a United States holding company focused on the exploitation of strategic business opportunities available in China and the Asia-Pacific Rim.  The Company currently maintains offices in China (Hong Kong, Beijing and Tianjin), Germany (Frankfurt) and the United States (Dallas, Texas). During the periods reported, the Company’s revenues from continuing operations were derived primarily from integrated educational and career development services which includes education software, license maintenance and support, training, consulting, and franchise revenue delivered to customers in China.

In August 2006 the Company’s Board of Directors approved, and on January 29, 2007, the Company, INTAC International Holdings Limited (“Holdings”) and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou. Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s Common Stock (See Note 2.).   Accordingly, the operations of this segment have since been segregated and reported as discontinued operations for all periods presented within the Company’s consolidated statement of operations presented herein.  Similarly, the Company’s assets and liabilities of this segment have been classified as “held for sale” within the consolidated balance sheets presented herein.

In October 2003, INTAC formed a new Internet joint venture, Beijing Intac Purun Educational Development Ltd (“Intac Purun”), with China Putian Corporation (“Putian”) and the Ministry of Education in The People’s Republic of China (“PRC”).  Intac Purun was established to meet the growing need for expanding the employment opportunities for graduates of higher level education institutions in the PRC. The Ministry of Education had already established a database of graduates which has been made exclusively available to Intac Purun. Intac Purun provides mobile telecommunications training services in China offering training to information technology professionals with the primary focus in the area of third generation digital mobile systems commonly known as “3G”. In addition, the Company continues to develop databases for 1-stop marketing solutions to a wide range of businesses with products and services tailored to the specific needs of Chinese education.  At the time of formation, the joint venture was owned 45% by INTAC, 15% by Putian, 30% by a private investor group and 10% by the Ministry of Education.  In June 2004, INTAC purchased an additional indirect 15% interest in Intac Purun from Putian.  This additional 15% indirect ownership interest increased INTAC’s total indirect ownership in Intac Purun to 60%.  INTAC’s ownership in Intac Purun is held indirectly through PRC nominees.

On January 29, 2007, the Company entered into a First Amendment to the Agreement and Plan of Merger, referred to as the amendment to the merger agreement, with HowStuffWorks Inc. (“HSW”), HSW International, Inc. (“HSW International”) and HSW International Merger Corporation (“merger sub”), amending the provisions of the Agreement and Plan of Merger dated April 20, 2006 among the parties (the “Merger Agreement”). Pursuant to the merger agreement, as amended, merger sub will merge with and into INTAC, with INTAC continuing as the surviving corporation (the “merger”). As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International. Pursuant to the terms of the merger agreement, as amended, each outstanding share of Company common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock (the “contributed assets”) and (ii) certain investors have agreed to purchase shares of HSW International common stock with an aggregate value of approximately $50 million (the “equity financing”). At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 46.5% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 53.5% of the total issued and outstanding shares of HSW International common stock subsequent to the sale of the Distribution Segment. The merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended, have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that INTAC will file with the SEC to terminate registration of our common stock.

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended. It is currently anticipated that the merger will close in the third quarter of fiscal year 2007.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006, are unaudited (except for the September 30, 2006 balance sheet, which was derived from the Company’s audited consolidated financial statements).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

 (b)          Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Holdings, INTAC Deutschland GmbH, INTAC Holdco Corp., FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited, Intac (Tianjin) International Trading Co., Beijing Intac Media Advertising Company Limited, Beijing Intac Meidi Technology Development Company Limited, Beijing Huana Xinlong Information and Technology Development Co., Limited, Beijing Huana Xinlong Education Software Limited, Intac International Management Consultancy Beijing Limited and its 60% owned subsidiary Intac Purun. All intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities held for sale and the discontinued operations include the following companies: Holdings, INTAC Deutschland GmbH, FUTAC Group Limited, Global Creative International Limited, INTAC Telecommunications Limited and Beijing Intac Meidi Technology Development Company Limited.

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

(d)                                 Liquidity

As of December 31, 2006 and September 30, 2006, INTAC maintained cash of $820,598 and $804,973, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of December 31, 2006, and September 30, 2006, INTAC maintained working capital of $12,209,490 and $13,472,770, respectively.  The decrease in working capital is primarily due to losses during the current period.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer — Mr. Lam, from whom we derived substantially all of our distribution revenue for three months ended December 31, 2006. The amount of the receivable balance with this customer was $11.3 million at December 31, 2006 and $11.2 million at September 30, 2006. We expect this balance to remain high for the foreseeable future. We collected approximately $1.5 million of the balance outstanding at December 31, 2006 in January 2007.

We have entered into a new installment payment plan agreement with Mr. Lam to pay his current balance over a period of six months.  As part of the installment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. At December 31, 2006, Mr. Lam was in compliance with this agreement. The volume of sales in the Distribution Business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.

In addition, at December 31, 2006, the Company has approximately $1.6 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount has been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.

As of December 31, 2006, we have a net trade receivable balance of $5.2 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. In our September 30, 2006 financials, the Company reserved $950,608 for trade receivables related to sales of educational software completed in December 2004. Since that time, approximately $564,000 of these reserved amounts have been collected and recorded as recoveries against the provision for doubtful accounts.  The Company continues its policy of reserving receivables that have aged in excess of 21 months and has recorded a reserve of $1,217,000 during the current quarter for receivables related to educational software sales during March of 2005.  As with previously reserved accounts, the Company fully intends to pursue collection of these receivables.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables and sell our Career development software and training services according to our business plan.   However, if we are not able to complete sales in a timely manner or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. Long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

(e)                                  Net Loss Per Share — Basic and Diluted

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options were not included in the computation of diluted loss per share for the three months ended December 31, 2006 and 2005 because their effects are anti-dilutive.  Total dilutive shares excluded from the diluted loss per share computation totaled 450,000 at both December 31, 2006 and September 30, 2006.

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

(g)                                 Stock Option Plans and Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the three months ended December 31, 2006, the Company recognized share-based compensation cost totaling $55,859.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for the three months ended December 31, 2006 is $55,859 higher than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic loss per share for the three months ended December 31, 2006 of ($.07) would not have changed if the Company had not adopted SFAS 123-R.

(h)           Recent Events

On January 29, 2007, the Company entered into a First Amendment to the Agreement and Plan of Merger, referred to as the amendment to the merger agreement, with HowStuffWorks Inc. (“HSW”), HSW International, Inc. (“HSW International”) and HSW International Merger Corporation (“merger sub”), amending the provisions of the Agreement and Plan of Merger dated April 20, 2006 among the parties (the “Merger Agreement”). Pursuant to the merger agreement, as amended, merger sub will merge with and into INTAC, with INTAC continuing as the surviving corporation (the “merger”). As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International. Pursuant to the terms of the merger agreement, as amended, each outstanding share of Company common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock (the “contributed assets”) and (ii) certain investors have agreed to purchase shares of HSW International common stock with an aggregate value of approximately $50 million (the “equity financing”). At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 46.5% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 53.5% of the total issued and outstanding shares of HSW International common stock subsequent to the sale of the Distribution Segment. The merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended, have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that INTAC will file with the SEC to terminate registration of our common stock.

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended. It is currently anticipated that the merger will close in the third quarter of fiscal year 2007.

On January 29, 2007, the Company, Holdings and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou. Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s Common Stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. and is subject to the approval of the stockholders of the Company other than Wei Zhou and his affiliates.

 (i)                                  Merger Transaction Costs

Merger transaction costs of $411,186 are principally comprised of professional and investment banking fees related to the contemplated merger of the Company and HSW described in “Recent Events”.  Since HSW has been determined to be the accounting acquirer, accounting rules require that the acquiree (the Company) record all transaction costs as expense in its statement of operations.

2.  DISCONTINUED OPERATIONS

On January 29, 2007, the Company, Holdings and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou.  Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s common stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. as described in “Recent Events” and is subject to the approval of the stockholders of the Company other than Wei Zhou and his affiliates. It is expected that this agreement will close in the third fiscal quarter of 2007.  The Board of Directors approved the sale of the distribution business irrespective of whether the HSW International merger transaction is completed or not completed.

As a result of this agreement, the operations of this business have been segregated and reported as discontinued operations for all periods presented for the Company’s consolidated statements of operations presented herein. The results of discontinued operations are as follows:

	Three Months Ended December 31,
	2006	2005

Revenues	$16,795,233	$17,042,086
Loss from discontinued operations (before income taxes)	(390,988)	(432,468)
Loss from discontinued operations	(390,988)	(432,468)

The Company’s assets and liabilities of this segment have been classified as “held for sale” for the consolidated balance sheets presented herein.  The assets and liabilities held for sale as of September 30, 2006 and December 31, 2006 are as follows:

	December 31, 2006	September 30, 2006
Assets:
Cash and cash equivalents	$1,075,001	$1,044,661
Trade accounts receivable	11,447,932	11,461,713
Supplier rebate receivable, net of allowance of $1,566,380 at December 31, 2006 and $2,231,205 at September 30, 2006	—	—
Other receivable	166,945	—
Income tax receivable	41,823	41,823
Inventories	3,779,070	369,723
Property and equipment, net	101,544	160,166
Other assets	118,782	97,636
Goodwill	59,021	59,021
Total assets	$16,790,118	$13,234,743

Liabilities:
Trade accounts payable	$5,935,494	$1,764,322
Accrued expenses	95,801	71,354
Due to shareholder	102,546	123,435
Total liabilities	$6,133,841	$1,959,111

3. INVENTORIES

As of December 31, 2006 and September 30, 2006, inventories totaled $74,938 and $45,561, respectively, consisting of $63,795 and $34,225 respectively, for training materials and $11,143 and $11,336, respectively, for other inventories.

4. INVESTMENT IN INTAC PURUN

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

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524 at December 31, 2006) to reduce the minority interest in Intac Purun to zero.  The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity (deficit) in Intac Purun by the Company have been restored.

5. OTHER ASSETS

As of December 31, 2006 and September 30, 2006, other assets consisted of the following:

	December 31, 2006	September 30, 2006

Deposits and memberships	$194,095	$199,015
Prepaid administrative and professional costs	148,106	243,209
	$342,201	$442,224

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

For the three months ended December 31, 2006, an income tax benefit of $134,021 was recorded, representing current income tax losses in certain entities.  For the three months ended December 31, 2005, an income tax benefit of $137,249 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities (included in discontinued operations).

7. ADVANCES FROM SHAREHOLDER

As of December 31, 2006 and September 20, 2006, Mr. Zhou (President, CEO and Director of the Company) had net advances outstanding to the Company of $0 and $159,057, respectively.

8.  STOCKHOLDERS’ EQUITY

 (a) STOCK OPTIONS AND STOCK AWARDS

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. There were no options granted during the three months ended December 31, 2006.

A summary of stock option activity and related information as of December 31, 2006 and changes during the three months then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value

Outstanding at October 1, 2006	450,000	$7.90	4 yrs	$768,000
Granted	—
Forfeited or expired	—
Exercised	—
Total Outstanding at December 31, 2006	450,000	$7.90	4 yrs	$768,000
Options exercisable at December 31, 2006	366,668	$6.40	5.6 yrs	$675,500

As of December 31, 2006 there was $61,060 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(b) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three months ended December 31,
	2006	2005
Earnings (Loss) Per Share:
Loss from continuing operations	$(1,268,270)	$(301,962)
Loss from discontinued operations	(390,988)	(432,468)
Net Loss	$(1,659,258)	$(734,430)

Weighted average shares outstanding	22,940,727	22,196,599

Basic loss per share:
Loss from continuing operations	$(.05)	$(.01)
Loss from discontinued operations	(.02)	(.02)
Net Loss	$(.07)	$(.03)

Diluted earnings per share:
Loss from continuing operations	$(.05)	$(.01)
Loss from discontinued operations	(.02)	(.02)
Net Loss	$(.07)	$(.03)

Weighted average shares outstanding	22,940,727	22,196,599

Dilutive stock options and restricted stock award	—	—

Total common shares and dilutive securities	22,940,727	22,196,599

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in any cautionary language in this report could have an adverse effect on our business, results of operations or financial condition. You also should be aware that the forward-looking statements are subject to a number of risks, assumptions and uncertainties, including but not limited to:

•                  our merger with HSW International, Inc., announced on April 20, 2006 and amended on January 29, 2007, and anticipated to close in the third quarter of fiscal 2007;

•                  the proposed sale of our distribution business segment announced on January 29, 2007 and anticipated to close in the third quarter of fiscal 2007;

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

•                  changes in interest rates, foreign currency fluctuations and capital market conditions, particularly those that may affect the availability of credit for our products and services; and

•                  the pending  sale of the distribution segment of INTAC to Wei Zhou.

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

Overview

You should read the following discussion with our consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

We operate in two segments, our career development and training services segment and our distribution/telecommunications Segment.  While our distribution segment historically has been our primary business segment and generated substantially all of our operating revenue, we shifted our focus in 2004 to the expansion and maturation of our career development services segment in China.  Initially, our efforts centered on recruiting and training services to be offered online through our internet portals phrbank.com and joyba.com.  These efforts did not achieve the results we anticipated in 2005, due in part to the strength of established competitors in the market and to the overbroad coverage of our efforts.  As a result, we determined to establish a foothold in the marketplace by focusing on a specific segment market from which we can later expand.  To this end, recognizing the growing opportunities within both the education industry and the mobile telecommunications/internet industry in China, and in order to better utilize our strategic resources and enhance our strengths in both industries, we have further refined our business strategy.  Under our refocused business strategy, we have been operating in two business segments — the Career Development and Training Services Segment and the Distribution/Telecommunications Segment, each as further described below.

On April 20, 2006 and amended on January 29, 2007, we entered into an agreement and plan of merger with HowStuffWorks, Inc., an online publishing company, to form a new company, HSW International, Inc., which will focus on the online publishing, training and education markets in China and providing Chinese consumers with credible content and expert reviews.

Also on January 29, 2007, following Board of Directors approval in August 2006, the Company, INTAC International Holdings Limited (“Holdings”) and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou. Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s Common Stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. and is subject to the approval of the stockholders of the Company other than Wei Zhou and his affiliates. Accordingly, the operations of this segment have since been segregated and reported as discontinued operations for all periods presented for the Company’s consolidated financial statements included elsewhere herein.

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

In January 2007, in order to better position us with the anticipated merger with HowStuffWorks, Inc., we entered into a Share Purchase Agreement with Wei Zhou, our Chairman and CEO, to sell the wireless handset distribution business to Mr. Zhou in exchange for 3 million shares of our common stock held by Mr. Zhou.  The consummation of this transaction is anticipated to be concurrent with the closing the merger with HowStuffWorks, Inc.

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

RECENT EVENTS

On January 29, 2007, the Company entered into a First Amendment to the Agreement and Plan of Merger, referred to as the amendment to the merger agreement, with HowStuffWorks Inc. (“HSW”), HSW International, Inc. (“HSW International”) and HSW International Merger Corporation (“merger sub”), amending the provisions of the Agreement and Plan of Merger dated April 20, 2006 among the parties (the “Merger Agreement”). Pursuant to the merger agreement, as amended, merger sub will merge with and into INTAC, with INTAC continuing as the surviving corporation (the “merger”). As a result of the merger, INTAC will become a wholly owned subsidiary of HSW International. Pursuant to the terms of the merger agreement, as amended, each outstanding share of Company common stock, par value $0.001 per share, will be converted into the right to receive one share of HSW International common stock, par value $0.001 per share.

In connection with the merger (i) HSW has agreed to contribute certain assets, properties and rights to HSW International in exchange for shares of HSW International common stock (the “contributed assets”) and (ii) certain investors have agreed to purchase shares of HSW International common stock with an aggregate value of approximately $50 million (the “equity financing”). At the closing of the merger, but prior to the completion of the equity financing, INTAC stockholders will own 46.5% of the total issued and outstanding shares of HSW International common stock and HSW will own the remaining 53.5% of the total issued and outstanding shares of HSW International common stock subsequent to the sale of the Distribution Segment. The merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended, have been approved by our board of directors, and are subject to various closing conditions, including approval by our stockholders.

Prior to the closing of the merger, it is contemplated that HSW International will use its best efforts to obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market, and following the closing of the merger, it is contemplated that INTAC will file with the SEC to terminate registration of our common stock.

In connection with the merger, INTAC and HSW International plan to file a proxy statement/prospectus on Form S-4 with the SEC which will contain detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended. It is currently anticipated that the merger will close in the third quarter of fiscal year 2007.

On January 29, 2007, the Company, Holdings and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou. Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s Common Stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. and is subject to the approval of the stockholders of the Company other than Wei Zhou and his affiliates.

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

•                  Research and development costs; and

•                  Purchase price allocation.

A complete description of all of our accounting policies is included in Note 1, “General and Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to CertainTransactions” to all transactions involving the sale of all its software products.

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

Goodwill:  We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $16.7 million as of December 31 and September 30, 2006. No impairment charge has been made.

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

Results of Operations for the Three Months Ended December 31, 2006 and 2005

	Three Months Ended December 31,
	2006	2005
Career development services revenue	$2,018,899	$1,190,630
Career development services cost of revenue	687,905	217,785
Career development services gross profit	1,330,994	972,845
Operating expenses
Product development	974,790	762,254
Selling, general and administrative expenses	693,392	512,537
Provision for doubtful accounts	653,917	—
Merger transaction costs	411,186	—
Total operating expenses	2,733,285	1,274,791
Total other income (expenses), net	—	(16)
Loss from continuing operations before taxes	(1,402,291)	(301,962)
Income taxes	(134,021)	—
Loss from continuing operations	(1,268,270)	(301,962)
Loss from discontinued operations	(390,988)	(432,468)
Net loss	$(1,659,258)	$(734,430)

Results of Operations for the Three Months Ended December 31, 2006, Compared to the Three Months Ended December 31, 2005

Revenue:  Revenue, consisting of education and administrative software sales and training revenue, increased by $828,269 to $2.0 million for the three months ended December 31, 2006, from $1.2 million for the same period in 2005. This was due to an increase of approximately $520,000 in training revenues and a $308,000 increase in sales of our education and administration software to Chinese school districts.

Career Development Services Gross Profit: Gross profit increased by $358,149 to $1.3 million for the three months ended December 31, 2006, from $972,845 for the same period in 2005 and the gross margin decreased by 15.8% to 66% for the three months ended December 31, 2006 from 81.7% for the same period in year 2005.  The increase in gross profit is due to the increased sales volume. Gross margins decreased due to increased technical service fees related to current software sales. Increased technical service fees are attributable to outsourced installation and maintenance support services for software installations not in close proximity to Company operations.

Operating Expenses:  Product development expense was $974,790 for the three months ended December 31, 2006, as compared to $762,254 for the three months ended December 31, 2005.  Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  These costs are generally the type of costs that are fixed in nature and do not fluctuate in proportion to revenue.

Selling, general and administrative expense increased by $180,855 to $693,392 for the three months ended December 31, 2006, from $512,537 for the same period in 2005, but decreased as a percentage of revenue to 34.3% in 2006 from 43% in 2005.  This increase is primarily comprised of a $48,000 increase in business development costs, a $75,000 increase in staff costs, a $60,000 increase in professional fees, as well as a $47,000 increase in office expenses related to our new Intac International Management Consultancy Beijing Limited Company which was established in January 2006.

Provision for doubtful accounts of $653,917 includes amounts reserved for trade receivables related to our career development services business that are outstanding in excess of 21 months net of  any recoveries in the current period. A total of $1,217,000 was reserved during the current quarter for receivables that have been outstanding 21 months.  This amount was offset by $564,000 of recoveries during the current period.

Merger transaction costs of $411,186 are principally comprised of professional and investment banking fees related to the announced merger of the Company and HowStuffWorks (“HSW”).  Since HSW has been determined to be the acquiring company, accounting rules require that the acquiree (the Company) record all transaction costs as expense to its statement of operations.  We expect to incur additional costs during the next quarter, prior to closing of the transaction.  See “Recent Events”.

We anticipate that our operating expenses will increase in future periods as we increase sales and marketing operations for our Career Development and Training Services business.

Deferred income tax benefit of $134,021was recorded for the three months ended December 31, 2006 due to the reversal of temporary timing differences between the recognition of Huana Xinlong revenue for financial reporting purposes and the amounts used for income tax purposes.

Loss from continuing operations:  Loss from continuing operations was $1.3 million for the three months ended December 31, 2006, as compared to loss from continuing operations of $301,962 for the same period in 2005.  The increase in loss from continuing operations is primarily due to the provision for doubtful accounts and merger transaction costs in the current period, partially offset by higher career development sales in the current year.

Loss from discontinued operations:  Loss from discontinued operations was $390,988 million for the three months ended December 31, 2006, as compared to loss from discontinued operations of $432,468 million for the same period in 2005.  The decline in loss from discontinued operations is primarily due to improved gross margins, partially offset by lower sales resulting from increased competition in the wireless handset distribution industry in China.

Net loss:  Net loss for the three months ended December 31, 2006 was $1.7 million, as compared to a net loss of $734,430 million for the same period in 2005. The decline was primarily due to higher product development and SG&A costs, the provision for doubtful accounts and the merger transaction costs, partially offset by higher revenues in the current period.

Liquidity and Capital Resources

As of December 31, 2006 and September 30, 2006, INTAC maintained cash of $820,598 and $804,973, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of December 31, 2006, and September 30, 2006, INTAC maintained working capital of $12,209,490 and $13,472,770, respectively.  The decrease in working capital is primarily due to losses during the current period.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer — Mr. Lam, from whom we derived substantially all of our distribution revenue for three months ended December 31, 2006. The amount of the receivable balance with this customer was $11.3 million at December 31, 2006 and $11.2 million at September 30, 2006. We expect this balance to remain high for the foreseeable future. We collected approximately $1.5 million of the balance outstanding at December 31, 2006 in January 2007.

We have entered into a new installment payment plan agreement with Mr. Lam to pay his current balance over a period of six months.  As part of the installment plan agreement, we have agreed that all future sales to Mr. Lam are due and payable within 45 days. At December 31, 2006, Mr. Lam was in compliance with this agreement. The volume of sales in the Distribution Business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.

In addition, at December 31, 2006, the Company has approximately $1.6 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount has been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.

As of December 31, 2006, we have a net trade receivable balance of $5.2 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. In our September 30, 2006 financials, the Company reserved $950,608 for trade receivables related to sales of educational software completed in December 2004. Since that time, approximately $564,000 of these reserved amounts have been collected and recorded as recoveries against the provision for doubtful accounts.  The Company continues its policy of reserving receivables that have aged in excess of 21 months and has recorded a reserve of $1,217,000 during the current quarter for receivables related to educational software sales during March of 2005.  As with previously reserved accounts, the Company fully intends to pursue collection of these receivables.

We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables and sell our Career development software and training services according to our business plan.   However, if we are not able to complete sales in a timely manner or if the Chinese government does not fund our school district customers in a reasonable amount of time, it could have a material adverse effect on our liquidity. Long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to take advantage of other strategic agreements and business alliances. In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source. Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all. As of the date of this Report, we do not have any financing arrangements, nor do we have any commitments to obtain such an arrangement with any bank or other third party. If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced. Any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

For the three months ended December 31, 2006, cash used by continuing operating activities (which is comprised of the career development business) totaled $150,542.  This was primarily due to the net loss for the period and increases in our trade accounts receivable, partially offset by increases in the provision for doubtful accounts and accounts payable and accrued expenses.  For the three months ended December 31, 2005, cash provided by operating activities totaled $2.5 million. This consists mainly of a decrease in trade accounts receivable and an increase in income taxes payable, partially offset by the net loss for the quarter.

For the three months ended December 31, 2006, cash provided by discontinued operating activities (which is comprised of the wireless handset distribution business) totaled $182,282.  This was primarily due to an increase in the accounts payable and accrued expenses, partially offset by the net loss for the period and an increase in inventories.  For the three months ended December 31, 2005, cash used in discontinued operating activities totaled $2.2 million. The use of funds was primarily due to an increase in trade accounts receivable and a decrease in trade accounts payable, accrued expenses and income taxes payable, as well as the net loss for the quarter, partially offset by a decrease in inventory.

For the three months ended December 31, 2006, cash used in investing activities amounted to $16,114 primarily due advances made to officers of subsidiaries and employees and the purchase of property and equipment, partially offset by sales of property and equipment held for sale.  For the three months ended December 31, 2005, cash used in investing activities amounted to $250,863 comprised primarily of the purchase of property and equipment and advances to officers of subsidiaries and employees.

For the three months ended December 31, 2005, cash provided by financing activities amounted to $57,963 consisting of proceeds from the exercise of stock options.

Assets held for sale increased by $3.6 million to $16.8 million at December 31, 2006, from $13.2 million at September 30, 2006. The increase primarily relates to higher inventory balances due to the timing of inventory purchases.

Property and equipment, net, and acquired software, decreased by $68,804 to $974,103 million at December 31, 2006, compared to $1 million at September 30, 2006.  This decrease was primarily due to normal depreciation and amortization. We do not expect our purchases of property and equipment to change materially in fiscal 2007.

Inventory and trade accounts receivable balances at December 31, 2006 were comparable to September 30, 2006.

Accrued expenses increased $670,579 from September 30, 2006 to December 31, 2006 primarily due to the accrual of merger transaction costs such as professional and investment banking fees related to the pending merger with HSW.

Liabilities held for sale increased due to the timing of invoices received for inventory.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of September 30, 2006, and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

1.                                       Deficiencies existed in our information technology (“IT”) environment due to inadequate physical security controls around physical access to the accounting server in our Beijing location.  Since then, this has been remediated and the server has been located to a more restricted and secured area.  Previously, Management determined that backup recovery controls had been in place, which were tested and were found effective, and represented at the time a mitigating control to the lack of physical security around the accounting server.

2.                                       Deficiencies existed in our information technology (“IT”) environment due to backup media not being stored offsite even though it was stored in a fireproof safe at our Beijing location.  Since then, this has been remediated by storing the backup media off site.

3.                                       Deficiencies existed in maintaining adequate controls on certain key spreadsheets used by the Company in its consolidation process. Since then, we have added spreadsheet controls including access controls such as password protection to remediate these deficiencies.

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and has taken various actions to improve our internal controls including during the period covered by this report, but not limited to the following:

1.                                       Remediation efforts were made within the Company’s information technology “IT” area to secure the accounting server at our Beijing location by locating it in a more restricted and secured area.

2.                                       Remediation efforts were made within the Company’s information technology “IT” area to secure the Company’s backup media by taking the backup media offsite.

3.                                       Remediation efforts were made related to key spreadsheets the Company uses in its consolidation process.  Spreadsheet controls, including access controls such as password protection have been added within certain key spreadsheets to maintain adequate controls over these key spreadsheets.

Although we completed remediation efforts in addressing the material weaknesses identified above, testing of these controls will not be completed until the end of the second quarter of fiscal 2007 and thus management is unable to conclude that the internal controls over financial reporting are effective during the period covered by this report based on the criteria in the Internal Control—Integrated Framework issued by COSO.

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

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings.

None

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                          Defaults Upon Senior Securities.

None

Item 4.                          Submission of Matters to a Vote of Security Holders.

None

Item 5.                          Other Information.

None

Item 6.                          Exhibits.

Exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated April 20, 2006, by and among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc. (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on April 21, 2006 and incorporated herein by reference).

Exhibit 2.2

First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among INTAC International, Inc., HowStuffWorks, Inc., HSW International, Inc. and HSW International Merger Corporation (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on January 31, 2007 and incorporated herein by reference)

Exhibit 2.3

Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou (filed as Exhibit 2.2 to Current Report on Form 8-K, filed with the Commission on January 31, 2007 and incorporated herein by reference)

Exhibit 2.4

Amended and Restated Stockholders Agreement, dated January 29, 2007, among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou (filed as Exhibit 2.3 to Current Report on Form 8-K, filed with the Commission on January 31, 2007 and incorporated herein by reference)

Exhibit 3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Annual Report on Form 10-K dated September 30, 2005 filed with the Commission on December 19, 2005 and incorporated herein by reference).
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTAC INTERNATIONAL, INC.

Date: February 9, 2007
	By:	/s/ J. David Darnell
J. David Darnell
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT

Exhibit 2.1

Agreement and Plan of Merger, dated April 20, 2006, by and among HowStuffWorks, Inc., HSW International, Inc., HSW International Merger Corporation and INTAC International, Inc. (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on April 21, 2006 and incorporated herein by reference).

Exhibit 2.2

First Amendment to Agreement and Plan of Merger, dated January 29, 2007, among INTAC International, Inc., HowStuffWorks, Inc., HSW International, Inc. and HSW International Merger Corporation (filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the Commission on January 31, 2007 and incorporated herein by reference)

Exhibit 2.3

Share Purchase Agreement, dated January 29, 2007, among INTAC International, Inc., INTAC International Holdings Limited, INTAC (Tianjin) International Trading Company, Cyber Proof Investments Ltd. and Wei Zhou (filed as Exhibit 2.2 to Current Report on Form 8-K, filed with the Commission on January 31, 2007 and incorporated herein by reference)

Exhibit 2.4

Amended and Restated Stockholders Agreement, dated January 29, 2007, among HSW International, Inc., HowStuffWorks, Inc. and Wei Zhou (filed as Exhibit 2.3 to Current Report on Form 8-K, filed with the Commission on January 31, 2007 and incorporated herein by reference)

Exhibit 3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Current Report on Form 8-K/A dated October 13, 2001, filed with the Commission on December 26, 2001 and incorporated herein by reference).

Exhibit 3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Annual Report on Form 10-K dated September 30, 2005 filed with the Commission on December 19, 2005 and incorporated herein by reference).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).