Form 10-Q
period 2007-03-31
INTAC INTERNATIONAL INC
filed 2007-05-10
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

The number of shares of the registrant’s common stock outstanding as of May 9, 2007 was 22,940,727.

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	March 31,	September 30,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$208,679	$804,973
Trade accounts receivable (net of allowance for doubtful accounts of $1,581,811 at March 31, 2007 and $950,608 at September 30, 2006)	6,104,305	5,242,985
Inventories	52,365	45,561
Assets held for sale	13,017,092	13,234,743

Total current assets	19,382,441	19,328,262

Property and equipment, net	795,880	1,042,907
Other assets	397,103	442,226
Advances to officers of subsidiaries and employees	403,975	179,239
Internet portal database gateway, net	145,741	187,378
Acquired software, net	277,807	655,958
Goodwill	16,742,466	16,742,466

Total assets	$38,145,413	$38,578,436

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,052,511	$1,253,266
Accrued expenses	2,616,326	1,972,443
Deferred Tax Liability	235,164	426,447
Other liabilities	279,648	244,225
Liabilities held for sale	4,281,430	1,959,111

Total current liabilities	8,465,079	5,855,492
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,940,727 and 22,940,727 shares issued and outstanding, respectively	22,941	22,940
Additional paid-in capital	38,095,890	38,019,109
Accumulated deficit	(8,480,597)	(5,355,386)
Accumulated other comprehensive income	42,100	36,281

Total stockholders’ equity	29,680,334	32,722,944

Total liabilities and stockholders’ equity	$38,145,413	$38,578,436

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Career development services revenue	$1,341,385	$1,310,253	$3,360,284	$2,500,883

Career development services cost of revenue	626,229	193,212	1,314,134	410,997

Career development services gross profit	715,156	1,117,041	2,046,150	2,089,886

Operating expenses
Product development	949,813	610,074	1,924,603	1,372,328
Selling, general and administrative expenses	321,574	439,027	1,014,966	951,580
Provision for doubtful accounts	17,052	—	670,969	—
Merger transaction costs	512,442	—	923,628	—

Total operating expenses	1,800,881	1,049,101	4,534,166	2,323,908

Income (loss) from continuing operations before income taxes	(1,085,725)	67,940	(2,488,016)	(234,022)

Income taxes	(57,262)	—	(191,283)	—

Income (loss) from continuing operations	(1,028,463)	67,940	(2,296,733)	(234,022)

Income (loss) from discontinued operations, net of income taxes	(437,490)	142,355	(828,478)	(290,113)

Net income (loss)	$(1,465,953)	$210,295	$(3,125,211)	$(524, 135)

Basic and diluted loss per share:
Income (loss) from continuing operations	$(.04)	$.00	$(.10)	$(.01)
Income (loss) from discontinued operations	(.02)	.01	(.04)	(.01)
Net income (loss)	$(.06)	$.01	$(.14)	$(.02)

Weighted average shares outstanding — basic	22,940,727	22,284,993	22,940,727	22,242,925

Weighted average shares outstanding — diluted	22,940,727	23,059,999	22,940,727	22,242,925

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
CASH FLOW FROM CONTINUING OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,296,733)	$(234,022)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	169,874	180,049
Amortization of internet portal database gateway and acquired software	419,788	408,357
Provision for doubtful accounts	1,271,539	—
Stock-based compensation expense	76,783	76,522
Other comprehensive income (loss)	5,819	617
Changes in operating assets and liabilities from continuing operations:
Trade accounts receivable	(2,132,860)	131,184
Other receivables	—	416,770
Inventories	(6,804)	(2,515)
Other assets	45,121	(358,159)
Trade accounts payable and accrued expenses	443,130	124,449
Other liabilities	35,423	(82,563)
Income taxes payable	(191,283)	469,182
Deferred revenue	—	(24,359)

Net cash provided by (used in) continuing operating activities	(2,160,203)	1,105,512

CASH FLOW FROM DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	(828,478)	(290,113)
Adjustments to reconcile net loss from discontinued operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	21,739	48,498
Changes in operating assets and liabilities from discontinued operations:
Cash held for sale	771,667	279,215
Trade accounts receivable held for sale	(774,208)	(69,466)
Supplier rebates receivable held for sale	—	116,137
Income tax receivable held for sale	36,944	(366,472)
Inventories held for sale	352,610	(3,271,924)
Deposits paid held for sale	(4,093)	26,820
Other assets held for sale	(230,249)	(461,527)
Trade accounts payable and accrued expenses held for sale	2,345,823	3,454,622
Income taxes payable held for sale	—	(604,481)
Due to shareholders held for sale	(23,504)	—
Deposits received held for sale	—	(51,283)

Net cash provided by (used in) discontinued operating activities	1,668,251	(1,189,974)

Net cash used in operating activities	(491,952)	(84,462)

CASH FLOW FROM INVESTING ACTIVITIES:
Sale (purchase) of property and equipment	77,152	(214,901)
Sale (purchase) of property and equipment held for sale	43,242	(8,384)
Advances to officers of subsidiaries and employees	(224,736)	(60,940)

Net cash used in investing activities	(104,342)	(284,225)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	262,174

Net cash provided by financing activities	—	262,174

NET DECREASE IN CASH AND CASH EQUIVALENTS	(596,294)	(106,513)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	804,973	474,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$208,679	$367,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$947	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additional stock issued in Huana Xinlong acquisition	$—	$3,942,701
Merger transaction costs in connection with HSW	—	624,317
Insurance premiums financed	222,000	233,000

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH  31, 2007
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

In connection with the merger, HSW International on March 14, 2007 filed a proxy statement/prospectus on Form S-4 with the SEC containing detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended. It is currently anticipated that the merger will close in the third quarter of fiscal year 2007.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006, are unaudited (except for the September 30, 2006 balance sheet, which was derived from the Company’s audited consolidated financial statements).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d)                                 Liquidity

As of March 31, 2007 and September 30, 2006, INTAC maintained cash of $208,679 and $804,973, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2007, and September 30, 2006, INTAC maintained working capital of $10,917,362 and $13,472,770, respectively.  The decrease in cash is primarily due to an increase in trade accounts receivable and the net loss for the six months ended March 31, 2007, partially offset by an increase in accrued expenses. The Company suffered a slow down in collections on trade accounts receivable during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc. and the longer than expected celebration of the

Chinese New Year holidays during February 2007.  The decrease in working capital is primarily due to an increase in liabilities held for sale and the net loss for the six months ended March 31, 2007.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer — Mr. Lam, from whom we derived substantially all of our distribution revenue for the six months ended March 31, 2007. The amount of the receivable balance with this customer was $12.0 million at March 31, 2007 and $11.2 million at September 30, 2006. We collected approximately $1.1 million of the balance outstanding at March 31, 2007 in April 2007.  We expect this balance to remain high for the foreseeable future.

We entered into a new installment payment plan agreement with Mr. Lam in November 2006 to pay his September 30, 2006 outstanding balance of $11.2 million over a period of six months.  As part of the installment plan agreement, we agreed that all future sales to Mr. Lam are due and payable within 45 days. At March 31, 2007, Mr. Lam was not in compliance with this agreement and had approximately $1.0 million overdue on the installment payment plan and $5.9 million overdue on current purchases with 45 day terms. The volume of sales in the Distribution Business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.  The Company has not reserved any of the overdue balance because Mr. Lam historically has always paid his commitments, although not always on time, and a slow down in collections was experienced during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc. and the longer than expected celebration of the Chinese New Year holidays during February 2007.  We will monitor the account and take appropriate action when deemed necessary.

In conjuction with the Company’s proposed merger with HSW International, Inc. and the sale of the Distribution Business, we entered into a Share Purchase Agreement, which calls for any and all amounts paid on the receivables from Mr. Lam to be paid into an escrow account to be governed by the Receivables Escrow Agreement (the “Escrow Agreement”).  This Escrow Agreement stipulates that all accounts receivable collections from Mr. Lam be deposited into an escrow account which funds would then be withdrawn and transferred to the Company’s operating accounts with an Operating Expense Payment Certification.  Since the escrow account was opened in February 2007, certain accounts receivable collections from Mr. Lam were inadvertently deposited directly into the Company’s operating accounts.  HSW International, Inc. has waived this failure to comply with the Share Purchase Agreement.

At December 31, 2006, the Company had approximately $1.6 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount had been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.  For the three months ended March 31, 2007, the Company collected approximately $1.2 million of the receivable which was recorded as a reduction of cost of revenue in discontinued operations.

As of March 31, 2007, we have a net trade receivable balance of $6.1 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. In our September 30, 2006 financials, the Company reserved $950,608 for trade receivables related to sales of educational software completed in December 2004. Since that time, approximately $652,516 of these reserved amounts have been collected and recorded as recoveries against the provision for doubtful accounts.  The Company continues its policy of reserving receivables that have aged in excess of 21 months and has recorded a reserve of $53,590 during the current quarter for receivables related to educational software sales during June of 2005.  As with previously reserved accounts, the Company fully intends to pursue collection of these receivables.

We believe that if we are unsuccessful in completing the merger and the equity financing transactions contemplated in the S-4 filed by HSW International, Inc. on March 14, 2007, there are substantial risks to our ability to maintain adequate liquidity and capital resources.  We believe that the company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner.   However, if our customers with larger trade receivable balances do not pay timely, this would have a material adverse effect on our liquidity.  With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to complete our current business strategies and take advantage of other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all.  As of the date of this report, beyond the equity financing contemplated in this merger in conjunction with our merger with HSW International, we do not have any financing arrangements nor do we have any commitments to obtain such an arrangement with any bank or other third party.  If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced.  Any new securities may have rights, preferences or privileges senior to those of our current common shareholders.  There can be no assurances that we will be able to obtain additional financing on terms that are acceptable to us.

(e)                                  Net Income (Loss) Per Share — Basic and Diluted

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period. Computation of diluted income per share for the three months ended March 31, 2006 includes dilutive stock options and restricted stock awards granted under the terms of the Company’s 2001 Long Term Incentive Plan.  Stock options were not included in the computation of diluted loss per share for the three months ended March 31, 2007 and the six months ended March 31, 2007 and 2006 because their effects are anti-dilutive.  Total dilutive shares excluded from the diluted income (loss) per share computation totaled 450,000 at both March  31, 2007 and September 30, 2006.

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

(g)                                 Stock Option Plans and Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the three and six months ended March 31, 2007, the Company recognized share-based compensation cost totaling $20,922 and 76,781, respectively.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for the six months ended March 31, 2007 is $76,781 higher than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic loss per share for the six months ended March 31, 2007 of $(.14) would not have changed if the Company had not adopted SFAS 123-R.

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

In connection with the merger, HSW International on March 14, 2007 filed a proxy statement/prospectus on Form S-4 with the SEC containing detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended. It is currently anticipated that the merger will close in the third quarter of fiscal year 2007.

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

(i)                                     Merger Transaction Costs

Merger transaction costs of $512,442 and $923,628 for the three and six months ended March 31, 2007, respectively, are principally comprised of professional and investment banking fees related to the contemplated merger of the Company and HSW described in “Recent Events”.  Since HSW has been determined to be the accounting acquirer, accounting rules require that the acquiree (the Company) record all transaction costs as expense in its statement of operations.

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

As a result of this agreement, the operations of this business have been segregated and reported as discontinued operations for all periods presented for the Company’s consolidated statements of operations presented herein. The results of discontinued operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenues	$8,192,794	$23,931,918	$24,988,027	$40,974,004
Income (loss) from discontinued operations (before income taxes)	(437,490)	19,665	(828,478)	(412,803)
Income (loss) from discontinued operations	(437,490)	142,355	(828,478)	(290,113)

The Company’s assets and liabilities of this segment have been classified as “held for sale” for the consolidated balance sheets presented herein.  The assets and liabilities held for sale as of March 31, 2007 and  September 30, 2006 are as follows:

	March 31, 2007	September 30, 2006
Assets:
Cash and cash equivalents	$272,994	$1,044,661
Trade accounts receivable	12,235,921	11,461,713
Supplier rebate receivable, net of allowance of $382,000 at March 31, 2007 and $2,231,205 at September 30, 2006	—	—
Other receivable	4,879	—
Income tax receivable	—	41,823
Inventories	17,113	369,723
Property and equipment, net	95,185	160,166
Other assets	331,979	97,636
Goodwill	59,021	59,021
Total assets	$13,017,092	$13,234,743

Liabilities:
Trade accounts payable	$2,609,804	$1,764,322
Accrued expenses	1,571,695	71,354
Due to shareholder	99,931	123,435
Total liabilities	$4,281,430	$1,959,111

3. INVENTORIES

As of March 31, 2007 and September 30, 2006, inventories totaled $52,365 and $45,561, respectively, consisting of $52,365 and $34,225 respectively, for training materials and $0 and $11,336, respectively, for other inventories.

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

Aggregate minority interest in losses have been recorded by the Company (since inception $432,524  at March 31, 2007) to reduce the minority interest in Intac Purun to zero.  The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders’ equity (deficit) in Intac Purun by the Company have been restored.

5. OTHER ASSETS

As of March 31, 2007 and September 30, 2006, other assets consisted of the following:

	March 31, 2007	September 30, 2006

Deposits and memberships	$191,640	$199,017
Prepaid administrative and professional costs	205,463	243,209
	$397,103	$442,226

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

For the three months ended March 31, 2007, an income tax benefit of $57,262 was recorded, and for the six months ended March 31, 2007 an income tax benefit of $191,283 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities.  For the three months ended March 31, 2006, income tax expense of $14,559 was recorded, and for the six months ended March 31, 2006 an income tax benefit of $122,690 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities (included in discontinued operations).

7. ADVANCES FROM SHAREHOLDER

As of March 31, 2007 and September 30, 2006, Mr. Zhou (President, CEO and Director of the Company) had net advances outstanding to the Company of $0 and $159,057, respectively.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. There were no options granted during the six months ended March 31, 2007.

A summary of stock option activity and related information as of March 31, 2007 and changes during the six months then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value

Outstanding at October 1, 2006	450,000	$7.90	4 yrs	$768,000
Granted	—
Forfeited or expired	—
Exercised	—
Total Outstanding at March 31, 2007	450,000	$7.90	3.8 yrs	$639,000
Options exercisable at March 31, 2007	366,668	$6.40	3.8 yrs	$582,334

As of March 31, 2007 there was $54,818 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years.

(b) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Earnings (loss) per share:
Income (loss) from continuing operations	$(1,028,463)	$67,940	$(2,296,733)	$(234,022)
Income (loss) from discontinued operations	(437,490)	142,355	(828,478)	(290,113)
Net income (loss)	$(1,465,953)	$210,295	$(3,125,211)	$(524,135)

Weighted average shares outstanding	22,940,727	22,284,993	22,940,727	22,242,925

Basic income (loss) per share:
Income (loss) from continuing operations	$(.04)	$.00	$(.10)	$(.01)
Income (loss) from discontinued operations	(.02)	.01	(.04)	(.01)
Net income (loss)	$(.06)	$.01	$(.14)	$(.02)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(.04)	$.00	$(.10)	$(.01)
Income (loss) from discontinued operations	(.02)	.01	(.04)	(.01)
Net income (loss)	$(.06)	$.01	$(.14)	$(.02)

Weighted average shares outstanding	22,940,727	22,284,993	22,940,727	22,242,925

Dilutive stock options and restricted stock award	—	775,006	—	—

Total common shares and dilutive securities	22,940,727	23,059,999	22,940,727	22,242,925

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

In connection with the merger, HSW International on March 14, 2007 filed a proxy statement/prospectus on Form S-4 with the SEC containing detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended. It is currently anticipated that the merger will close in the third quarter of fiscal year 2007.

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

Franchise fee revenue is derived from the sale to customers of the exclusive rights to provide training courses to prospective students.  This arrangement consists of an up-front, non-refundable license fee, as well as fees for training materials and contingent payments based on a percentage of the student tuition.  The up-front, non-refundable franchise fee is recognized as revenue when earned after the initial services to “train the trainer” have been performed, at which time no other material conditions or obligations related to the determination of substantial performance exist, and the fees for other services are recognized as performed. Contingent payments are recognized when received.  The Company has considered the relevant provisions of FAS 45 “Accounting for Franchise Fee Revenue” in accounting for its franchise revenue.

The Company licenses access to its student database and education materials under one, two and three-year term licenses. The software licenses provide for updates to new versions if and when made available.  No express rights of return are granted.  The Company sells its products and services via a direct sales force and under certain circumstances, sales agents.

Subscription revenue which will be earned primarily through our Internet portal business will be recognized on a straight line basis over the term of the service contract provided. The Company may also contract with third-party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. Revenues are recorded as the services are provided monthly or on a per usage basis. The Company will recognize the net amount billed by the mobile operator as revenue.  To date, the Company has generated minimal revenue from subscription services.

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

Inventory:

Inventory in continuing operations consists primarily of training material related to our career development services business and is generally immaterial.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

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

Foreign Currency Exchange:

We may be affected by fluctuations in foreign currency exchange rates.  The Company’s operations in China and Hong Kong use the local currencies as their functional currencies.  A significant portion of our SG&A expenses including the majority of our merger costs are incurred in US dollars through our US based location.  Historically, the Chinese government has kept the exchange rate between the Yuan and the US dollar stable. However, in more recent periods, the Chinese government has gradually allowed the Yuan to slightly strengthen against the US dollar primarily due to the large trade surplus in China.  We expect such trend to continue.

Our consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity, so such gains and losses do not have a direct effect on our operating profit or loss each period.  As of March 31, 2007, the cumulative net foreign currency translation adjustment reducing stockholders’ equity was $42,100 which included other comprehensive income for the six months ended March 31, 2007 of $5,819.

Our primary foreign currency transaction gains (losses) are related to our discontinued operations (distribution business) from the Euro based trade payables relating to the wireless handsets we purchase from European suppliers, primarily in Germany.  Realized and unrealized gains (losses) on currency transactions between foreign entities are included in other income (expense) in the statement of operations.  As of March 31, 2007, actual foreign currency transaction gains (losses) recorded in our other income (loss) were not significant.  Other than cash balances in other currencies, normal trade payables, and US dollar denominated merger costs payable, we have no purchase contracts, firm commitments or other financial instruments that would expose us in the near term to significant foreign exchange rate gains or losses.  If the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase.  Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets.

We do not use any derivative financial instruments or hedging transactions to mitigate any of our currency risks.  We do not currently have any market sensitive instruments or credit facilities and, therefore, we are not subject to any risks associated with interest rate changes.

Goodwill:

We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $16.7 million as of March 31, 2007 and September 30, 2006. No impairment charge has been made.

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

Results of Operations for the Three and Six Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Career development services revenue	$1,341,385	$1,310,253	$3,360,284	$2,500,883
Career development services cost of revenue	626,229	193,212	1,314,134	410,997
Career development services gross profit	715,156	1,117,041	2,046,150	2,089,886
Operating expenses
Product development	949,813	610,074	1,924,603	1,372,328
Selling, general and administrative expenses	321,574	439,027	1,014,966	951,580
Provision for doubtful accounts	17,052	—	670,969	—
Merger transaction costs	512,442	—	923,628	—
Total operating expenses	1,800,881	1,049,101	4,534,166	2,323,908
Income (loss) from continuing operations before income taxes	(1,085,725)	67,940	(2,488,016)	(234,022)
Income taxes	(57,262)	—	(191,283)	—
Income (loss) from continuing operations	(1,028,463)	67,940	(2,296,733)	(234,022)
Income (loss) from discontinued operations, net of income taxes	(437,490)	142,355	(828,478)	(290,113)
Net income (loss)	$(1,465,953)	$210,295	$(3,125,211)	$(524,135)

Results of Operations for the Three and Six Months Ended March 31, 2007 Compared to the Three and Six Months Ended March 31, 2006

Revenue:  Revenue, consisting of education and administrative software sales and training revenue, increased by $31,132 to $1,341,385 for the three months ended March 31, 2007, from $1,310,253 for the same period in 2006 and increased $859,401 for the six months ended March 31, 2007 to $3,360,284 from $2,500,883 for the same prior year period.   The three month period was consistent with the prior year.  The increase during the six month period was due to a $661,000 increase in training revenues and a $198,000 increase in sales of our education and administration software to Chinese school districts.

Career Development Services Gross Profit: Gross profit decreased by $401,885 to $715,156 for the three months ended March 31, 2007, from $1.1 million for the same period in 2006 and the gross margin decreased by 32% to 53% for the three months ended March 31, 2007 from 85% for the same period in year 2006. Gross profit decreased by $43,736 to $2 million for the six months ended March 31, 2007, from $2.1 million for the comparable prior period in 2006 and the gross margin decreased by 23% to 60% for the six months ended March 31, 2007, from 83% for the six months ended March 31, 2006.   Gross profit and gross margins decreased due to increased technical service fees related to current software sales. Technical service costs are incurred during software installation and training and also for the first year of maintenance support following installation. These fees are also incurred at a higher cost for outsourced installation and maintenance support for software installations not in close proximity to Company operations.

Product development expense was $949,813 and $1.9 million for the three and six months ended March 31, 2007, as compared to $610,074 and $1.4 million respectively, for the same prior year periods.  Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  The increase in product development expenses for the three and six months ended March 31, 2007 was due to increased development staff salaries and advertising costs for the promotion of our education software and training businesses.

Selling, general and administrative expense decreased by $117,453 to $321,574 for the three months ended March 31, 2007, from $439,027 for the same period in 2006, and decreased as a percentage of revenue to 24% in 2007 from 34% in 2006.  This decrease is primarily comprised of a $175,000 decrease in staff salaries (reduction of headcount) of our Intac International Management Consultancy Beijing Limited Company which was established in January 2006, partially offset by an increase in professional fees associated with Sarbanes Oxley compliance costs of $40,000 and a $20,000 increase in other costs. Selling, general and administrative expenses increased by $63,386 to $1.0 million for the six months ended March 31, 2007, from $951,580 for the same period in 2006, and decreased as a percentage of revenue to 30% in 2007 from 38% in 2006. The increase in SG&A during the six month period is mainly a result of increased costs for professional fees associated with Sarbanes Oxley compliance of $70,000, an increase of $60,000 in business development efforts in our Intac International Management Consultancy Beijing Limited Company, partially offset by a decrease of $80,000 in staff salaries (reduction of headcount) in our Beijing Intac Purun Educational Development Limited Company.

Provision for doubtful accounts of $17,052 and $670,969 for the three and six months ended March 31, 2007 includes amounts reserved for trade receivables related to our career development services business that are outstanding in excess of 21 months net of  any recoveries in the current period. A total of $53,590 was reserved during the current quarter for receivables that have been outstanding 21 months.  This amount was offset by $36,538 of recoveries during the current period.

Merger transaction costs of $512,442 and $923,628 for the three and six months ended March 31, 2007 are principally comprised of professional and investment banking fees related to the announced merger of the Company and HowStuffWorks (“HSW”).  Since HSW has been determined to be the acquiring company, accounting rules require that the acquiree (the Company) record all transaction costs as expense to its statement of operations.  We expect to incur additional costs prior to closing  the transaction.  See “Recent Events”.

We anticipate that our operating expenses will increase in future periods as we increase sales and marketing operations for our Career Development and Training Services business.

Deferred income tax benefit of $57,262 was recorded for the three months ended March 31, 2007 and $191,283 for the six months ended March 31, 2007 due to the reversal of temporary timing differences between the recognition of Huana Xinlong revenue for financial reporting purposes and the amounts used for income tax purposes.

Income (loss) from continuing operations:  Loss from continuing operations was $1.0 million for the three months ended March 31, 2007, as compared to income from continuing operations of $67,940 for the same period in 2006. Loss from continuing operations was $2.3 million for the six months ended March 31, 2007, as compared to a loss from continuing operations of $234,022 for the same period in 2006. The increase in loss from continuing operations is primarily due to the lower gross margins from higher technical service fees, higher merger transaction costs and the provision for doubtful accounts in the current year, partially offset by higher career development sales in the current year.

Income (loss) from discontinued operations:  Loss from discontinued operations was $437,490 for the three months ended March 31, 2007, as compared to income from discontinued operations of $142,355 for the same period in 2006. Loss from discontinued operations was $828,478 for the six months ended March 31, 2007, as compared to loss from discontinued operations of $290,113 for the same period in 2006. The increase in loss from discontinued operations is primarily due to lower sales and lower margins resulting from increased competition in the wireless handset industry in China, partially offset by lower distribution and SG&A expenses.

Net income (loss):  Net loss for the three months ended March 31, 2007 was $1.5 million, as compared to a net income of $210,295 for the same period in 2006. Net loss for the six months ended March 31, 2007 was $3.1 million, as compared to a net loss of $524,135 for the same period in 2006. The decline was primarily due the lower gross margins, merger transaction costs, provision for doubtful accounts and increased loss from discontinued operations, partially offset by higher career development services revenue discussed above.

Liquidity and Capital Resources

As of March 31, 2007 and September 30, 2006, INTAC maintained cash of $208,679 and $804,973, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of March 31, 2007, and September 30, 2006, INTAC maintained working capital of $10,917,362 and $13,472,770, respectively.  The decrease in cash is primarily due to an increase in trade accounts receivable and the net loss for the six months ended March 31, 2007, partially offset by an increase in accrued expenses. The Company suffered a slow down in collections on trade accounts receivable during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc. and the longer than expected celebration of the Chinese New Year holidays during February 2007.  The decrease in working capital is primarily due to an increase in liabilities held for sale and the net loss for the six months ended March 31, 2007.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer — Mr. Lam, from whom we derived substantially all of our distribution revenue for the six months ended March 31, 2007. The amount of the receivable balance with this customer was $12.0 million at March 31, 2007 and $11.2 million at September 30, 2006. We collected approximately $1.1 million of the balance outstanding at March 31, 2007 in April 2007.  We expect this balance to remain high for the foreseeable future.

We entered into a new installment payment plan agreement with Mr. Lam in November 2006 to pay his September 30, 2006 outstanding balance of $11.2 million over a period of six months.  As part of the installment plan agreement, we agreed that all future sales to Mr. Lam are due and payable within 45 days. At March 31, 2007, Mr. Lam was not in compliance with this agreement and had approximately $1.0 million overdue on the installment payment plan and $5.9 million overdue on current purchases with 45 day terms. The volume of sales in the Distribution Business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.  The Company has not reserved any of the overdue balance because Mr. Lam historically has always paid his commitments, although not always on time, and a slow down in collections was experienced during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc. and the longer than expected celebration of the Chinese New Year holidays during February 2007.  We will monitor the account and take appropriate action when deemed necessary.

In conjuction with the Company’s proposed merger with HSW International, Inc. and the sale of the Distribution Business, we entered into a Share Purchase Agreement, which calls for any and all amounts paid on the receivables from Mr. Lam to be paid into an escrow account to be governed by the Receivables Escrow Agreement (the “Escrow Agreement”).  This Escrow Agreement stipulates that all accounts receivable collections from Mr. Lam be deposited into an escrow account which funds would then be withdrawn and transferred to the Company’s operating accounts with an Operating Expense Payment Certification.  Since the escrow account was opened in February 2007, certain accounts receivable collections from Mr. Lam were inadvertently deposited directly into the Company’s operating accounts.  HSW International, Inc. has waived this failure to comply with the Share Purchase Agreement.

At December 31, 2006, the Company had approximately $1.6 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount had been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.  For the three months ended March 31, 2007, the Company collected approximately $1.2 million of the receivable which was recorded as a reduction of cost of revenue in discontinued operations.

As of March 31, 2007, we have a net trade receivable balance of $6.1 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. In our September 30, 2006 financials, the Company reserved $950,608 for trade receivables related to sales of educational software completed in December 2004. Since that time, approximately $652,516 of these reserved amounts have been collected and recorded as recoveries against the provision for doubtful accounts.  The Company continues its policy of reserving receivables that have aged in excess of 21 months and has recorded a reserve of $53,590 during the current quarter for receivables related to educational software sales during June of 2005.  As with previously reserved accounts, the Company fully intends to pursue collection of these receivables.

We believe that if we are unsuccessful in completing the merger and the equity financing transactions contemplated in the S-4 filed by HSW International, Inc. on March 14, 2007, there are substantial risks to our ability to maintain adequate liquidity and capital resources.  We believe that the company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner.   However, if our customers with larger trade receivable balances do not pay timely, this would have a material adverse effect on our liquidity.  With timely payment, we believe that we currently have adequate capital for the next twelve months; however, long-term plans will require that we obtain additional financing through the issuance of debt, equity, other securities or a combination thereof in order to complete our current business strategies and take advantage of other strategic agreements and business alliances.  In addition, we may seek to obtain a working capital or other traditional loan facility from a bank or other lending source.  Unless we are able to continue to improve our career development services operating performance with which we have limited experience, additional outside financing required to execute our long-term business plan would be difficult to obtain on acceptable terms, if at all.  As of the date of this report, beyond the equity financing contemplated in this merger in conjunction with our merger with HSW International, we do not have any financing arrangements nor do we have any commitments to obtain such an arrangement with any bank or other third party.  If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced.  Any new securities may have rights, preferences or privileges senior to those of our current common shareholders.  There can be no assurances that we will be able to obtain additional financing on terms that are acceptable to us.

For the six months ended March 31, 2007, cash used by continuing operating activities (which is comprised of the career development business) totaled $2.1million.  This was primarily due to the net loss for the period and increases in our trade accounts receivable, partially offset by increases in accounts payable and accrued expenses.  For the six months ended March 31, 2006, cash provided by operating activities totaled $1.1 million. This was primarily due to a decrease in other receivables and an increase in income taxes payable, partially offset by the net loss for the quarter and an increase in other assets.

For the six months ended March 31, 2007, cash provided by discontinued operating activities (which is comprised of the wireless handset distribution business) totaled $ 1.7 million.  This was primarily due to an increase in the accounts payable and accrued expenses, partially offset by the net loss for the period.  For the six months ended March 31, 2006, cash used in discontinued operating activities totaled $1.2 million. The use of funds was primarily due to an increase in inventory, a decrease in income tax payable and a decrease in other assets, as well as the net loss for the quarter, partially offset by an increase in trade accounts payable and accrued expenses.

For the six months ended March 31, 2007, cash used in investing activities amounted to $104,342 primarily due to advances made to officers of subsidiaries and employees, partially offset by the sale of property and equipment, and sales of property and equipment held for sale.  For the six months ended March 31, 2006, cash used in investing activities amounted to $284,225 comprised primarily of the purchase of property and equipment and advances to officers of subsidiaries and employees.

For the six months ended March 31, 2006, cash provided by financing activities amounted to $262,174 consisting of proceeds from the exercise of stock options.

Assets held for sale decreased by $217,651 to $13.0 million at March 31, 2007, from $13.2 million at September 30, 2006. The decrease is primarily due to higher inventory balances at September 30, 2006 due to the timing of inventory purchases.

Property and equipment, net, and acquired software, net, decreased by $625,178 to $1.7 million at March 31, 2007, compared to $1.1 million at September 30, 2006.  This decrease was primarily due to normal depreciation and amortization.

We do not expect our purchases of property and equipment to change materially in fiscal 2007.

Trade accounts receivable increased $861,320 to $6.1 million at March 31, 2007, from $5.2 million at September 30, 2006. The increase primarily relates to increased sales of education management software, and a slow down in collections during the quarter due to the celebration of the Chinese New Year holidays during February 2007.

Inventory balances at March 31, 2007 were comparable to September 30, 2006

Accrued expenses increased $643,883 to $2.6 million at March 31, 2007, from $2.0 million at September 30, 2006. The increase primarily relates to the accrual of merger transaction costs such as professional and investment banking fees related to the pending merger with HSW.

Liabilities held for sale increased $2.3 million to $4.3 at March 31, 2007, from 2.0 million at September 30, 2006  due to the timing of invoices received for inventory.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk:

We may be affected by fluctuations in foreign currency exchange rates.  The Company’s operations in China and Hong Kong use the local currencies as their functional currencies.  A significant portion of our SG&A expenses including the majority of our merger costs are incurred in US dollars through our US based location.  Historically, the Chinese government has kept the exchange rate between the Yuan and the US dollar stable. However, in more recent periods, the Chinese government has gradually allowed the Yuan to slightly strengthen against the US dollar primarily due to the large trade surplus in China.  We expect such trend to continue.

Our consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity, so such gains and losses do not have a direct effect on our operating profit or loss each period.  As of March 31, 2007, the cumulative net foreign currency translation adjustment reducing stockholders’ equity was $42,100 which included other comprehensive income for the six months ended March 31, 2007 of $5,819.

Our primary foreign currency transaction gains (losses) are related to our discontinued operations (distribution business) from the Euro based trade payables relating to the wireless handsets we purchase from European suppliers, primarily in Germany.  Realized and unrealized gains (losses) on currency transactions between foreign entities are included in other income (expense) in the statement of operations.  As of March 31, 2007, actual foreign currency transaction gains (losses) recorded in our other income (loss) were not significant.  Other than cash balances in other currencies, normal trade payables, and US dollar denominated merger costs payable, we have no purchase contracts, firm commitments or other financial instruments that would expose us in the near term to significant foreign exchange rate gains or losses.  If the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase.  Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets.

We do not use any derivative financial instruments or hedging transactions to mitigate any of our currency risks.  We do not currently have any market sensitive instruments or credit facilities and, therefore, we are not subject to any risks associated with interest rate changes.

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

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and has taken various actions to improve our internal controls including during the period covered by this report, but not limited to the following:

1.                                       Remediation efforts were made within the Company’s IT area to secure the accounting server at our Beijing location by locating it in a more restricted and secured area.  Testing of these remediation efforts was completed and no further material weaknesses were noted.

2.                                       Remediation efforts were made within the Company’s IT area to secure the Company’s backup media by taking the backup media offsite. Testing of these remediation efforts was completed and no further material weaknesses were noted.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of period covered by this report, have concluded that, based upon these remediation efforts and the testing of these controls that was completed during the period covered by this report, as of the end of the period covered by this report our disclosure controls and procedures were effective based on the criteria in the Internal Control-Integrated Framework issued by COSO.

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

Date: May 9, 2007
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