Form 10-Q
period 2007-06-30
INTAC INTERNATIONAL INC
filed 2007-08-09
CIK 1127439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

The number of shares of the registrant’s common stock outstanding as of August 9, 2007 was 22,940,727.

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	June 30,	September 30,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$453,741	$804,973
Trade accounts receivable (net of allowance for doubtful accounts of $1,581,811 at June 30, 2007 and $950,608 at September 30, 2006)	5,946,947	5,242,985
Inventories	48,511	45,561
Assets held for sale	22,455,572	13,234,743

Total current assets	28,904,771	19,328,262

Property and equipment, net	662,766	1,042,908
Other assets	497,422	442,226
Advances to officers of subsidiaries and employees	369,063	179,239
Internet portal database gateway, net	124,922	187,378
Acquired software, net	91,368	655,958
Goodwill	16,742,466	16,742,466

Total assets	$47,392,778	$38,578,437

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$1,104,000	$1,253,266
Accrued expenses	4,739,708	1,972,443
Deferred tax liability	181,661	426,447
Other liabilities	204,856	244,225
Liabilities held for sale	13,088,452	1,959,111

Total current liabilities	19,318,677	5,855,492
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,940,727 and 22,940,727 shares issued and outstanding, respectively	22,941	22,941
Additional paid-in capital	38,116,812	38,019,109
Accumulated deficit	(10,117,096)	(5,355,386)
Accumulated other comprehensive income	51,444	36,281

Total stockholders’ equity	28,074,101	32,722,945

Total liabilities and stockholders’ equity	$47,392,778	$38,578,437

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Career development services revenue	$911,819	$1,687,001	$4,272,103	$4,187,884

Career development services cost of revenue	412,062	404,619	1,726,196	815,616

Career development services gross profit	499,757	1,282,382	2,545,907	3,372,268

Operating expenses
Product development	809,413	1,006,127	2,734,016	2,378,456
Selling, general and administrative expenses	285,514	546,742	1,300,480	1,498,323
Provision for doubtful accounts (recoveries)	(76,304)	—	594,665	—
Merger transaction costs	689,119	932,200	1,612,747	932,200

Total operating expenses	1,707,742	2,485,069	6,241,908	4,808,979

Loss from continuing operations before income taxes	(1,207,985)	(1,202,687)	(3,696,001)	(1,436,711)

Income taxes	(23,514)	—	(214,797)	—

Loss from continuing operations	(1,184,471)	(1,202,687)	(3,481,204)	(1,436,711)

Loss from discontinued operations, net of income taxes	(452,087)	(835,900)	(1,280,565)	(1,126,012)

Net loss	$(1,636,558)	$(2,038,587)	$(4,761,769)	$(2,562,723)

Basic and diluted loss per share:
Loss from continuing operations	$(.05)	$(.05)	$(.15)	$(.06)
Loss from discontinued operations	(.02)	(.04)	(.06)	(.05)
Net loss	$(.07)	$(.09)	$(.21)	$(.11)

Weighted average shares outstanding — basic	22,940,727	22,468,873	22,940,727	22,889,240

Weighted average shares outstanding — diluted	22,940,727	22,468,873	22,940,727	22,889,240

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
CASH FLOW FROM CONTINUING OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,481,204)	$(1,436,711)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	243,939	291,883
Amortization of internet portal database gateway and acquired software	627,046	408,361
Provision for doubtful accounts	594,665	17,052
Stock-based compensation expense	97,703	114,783
Other comprehensive income (loss)	15,163	11,393
Changes in operating assets and liabilities from continuing operations:
Trade accounts receivable	(1,298,627)	(311,207)
Other receivables	—	416,770
Inventories	(2,950)	(35,045)
Other assets	(55,198)	(128,030)
Trade accounts payable and accrued expenses	2,578,632	329,041
Income taxes payable	(244,786)	—
Deferred revenue	—	(32,479)

Net cash used in continuing operating activities	(925,617)	(354,189)

CASH FLOW FROM DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	(1,280,565)	(1,126,012)
Adjustments to reconcile net loss from discontinued operations to net cash provided by (used in) operating activities:
Depreciation of property and equipment	34,801	51,361
Changes in operating assets and liabilities from discontinued operations:
Cash held for sale	(513,882)	1,853,019
Trade accounts receivable held for sale	(3,731,319)	3,585,919
Supplier rebates receivable held for sale	—	116,137
Income tax receivable held for sale	41,823	—
Advances to officers held for sale	(59,920)	—
Inventories held for sale	(3,623,154)	302,846
Deposits paid held for sale	(4,722)	26,820
Other receivables held for sale	(502,725)
Deferred tax assets held for sale	—	(482,510)
Other assets held for sale	(896,161)	(91,312)
Trade accounts payable and accrued expenses held for sale	9,608,340	(2,829,992)
Deferred revenue held for sale	1,452,859	—
Income taxes payable held for sale	—	(604,481)
Due to shareholders held for sale	(87,607)	(17,585)
Deposits received held for sale	155,750	(51,283)

Net cash provided by (used in) discontinued operating activities	593,518	732,927

Net cash provided by operating activities	(332,099)	378,738

CASH FLOW FROM INVESTING ACTIVITIES:
Sale (purchase) of other assets	—	204,245
Sale (purchase) of other assets held for sale	—	90,799
Sale (purchase) of property and equipment	136,262	(453,566)
Sale of property and equipment held for sale	34,429	—
Advances to officers of subsidiaries and employees	(189,824)	(98,285)

Net cash used in investing activities	(19,133)	(256,807)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	524,958

Net cash provided by financing activities	—	524,958

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(351,232)	646,889

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	804,973	474,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$453,741	$1,121,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for taxes	$5,365	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additional stock issued in Huana Xinlong acquisition	$—	$3,942,701
Insurance premiums financed	166,500	233,000

The accompanying notes are an integral part of these consolidated financial statements.

INTAC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In August 2006 the Company’s Board of Directors approved, and on January 29, 2007, the Company, INTAC International Holdings Limited (“Holdings”) and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou. Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s Common Stock (See Note 2).   Accordingly, the operations of this segment have since been segregated and reported as discontinued operations for all periods presented within the Company’s consolidated statement of operations presented herein.  Similarly, the Company’s assets and liabilities of this segment have been classified as “held for sale” within the consolidated balance sheets presented herein.

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

In connection with the merger, HSW International on March 14, 2007 filed a proxy statement/prospectus on Form S-4 with the SEC containing detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended.  On July 12, 2007, the SEC declared effective the registration statement on Form S-4 containing the proxy statement/prospectus and this information was subsequently mailed to all INTAC shareholders entitled to vote at the special meeting scheduled for August 13, 2007.  It is currently anticipated that the merger will close in the fourth quarter of fiscal year 2007.

The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006, are unaudited (except for the September 30, 2006 balance sheet, which was derived from the Company’s audited consolidated financial statements).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) for interim financial information and with instructions to Form 10-Q of Regulation S-X.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d)                                 Liquidity

As of June 30, 2007 and September 30, 2006, INTAC maintained cash of $453,741 and $804,973, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2007, and September 30, 2006, INTAC maintained working capital of $9,586,094 and $13,472,770, respectively.  The decrease in cash is primarily due to an increase in trade accounts receivable and the net loss for the nine months ended June 30, 2007, partially offset by an increase in accrued expenses.  The Company suffered a slow down in collections on trade accounts receivables during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc.  The decrease in working capital is primarily due to an increase in accrued expenses (principally merger transaction costs), a decrease in net assets (assets less liabilities) held for sale and the net loss for the nine months ended June 30, 2007.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer — Mr. Lam, from whom we derived substantially all of our distribution revenue for the nine months ended June 30, 2007. The amount of the receivable balance with this customer was $10.9 million at June 30, 2007 and $11.2 million at September 30, 2006, respectively. We collected approximately $32,000 of the balance outstanding at June 30, 2007 in July 2007.  We expect this balance to remain high for the foreseeable future.

We entered into a new installment payment plan agreement with Mr. Lam in November 2006 to pay his September 30, 2006 outstanding balance of $11.2 million over a period of six months.  As part of the installment plan agreement, we agreed that all future sales to Mr. Lam are due and payable within 45 days. At June 30, 2007, Mr. Lam was not in compliance with this agreement and had approximately $503,000 overdue on the installment payment plan and $8.7 million overdue on current purchases with 45 day terms. The volume of sales in the Distribution Business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.  The Company has not reserved any of the overdue balance because Mr. Lam historically has always paid his commitments, although not always on time, and a slow down in collections was experienced during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc.  We will monitor the account and take appropriate action when deemed necessary.

In conjunction with the Company’s proposed merger with HSW International, Inc. and the sale of the Distribution Business, we entered into a Share Purchase Agreement, which calls for any and all amounts paid on the receivables from Mr. Lam to be paid into an escrow account to be governed by the Receivables Escrow Agreement (the “Escrow Agreement”).  This Escrow Agreement stipulates that all accounts receivable collections from Mr. Lam be deposited into an escrow account which funds would then be withdrawn and transferred to the Company’s operating accounts with an Operating Expense Payment Certification.  Since the escrow account was opened in February 2007, certain accounts receivable collections from Mr. Lam were inadvertently deposited directly into the Company’s operating accounts.  HSW International, Inc. has waived this failure to comply with the Share Purchase Agreement.

At September 30, 2006, the Company had approximately $2.2 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount had been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.  During the three quarters ended June 30, 2007, the Company collected approximately $600,000, $1.2 million and $400,000, respectively, of this receivable.  These amounts were recorded as a reduction of cost of revenue in discontinued operations.

As of June 30, 2007, we have a net trade receivable balance of $5.9 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. In our September 30, 2006 financials, the Company reserved $950,608 for trade receivables related to sales of educational software completed in December 2004. Since that time, approximately $697,000 of these reserved amounts have been collected and recorded as recoveries against the provision for doubtful accounts.  The Company continues its policy of reserving receivables that have aged in excess of 21 months.  There were no additional reserves recorded during the current quarter.  Collections of accounts previously reserved totaling approximately $76,300 occurred during the quarter ended June 30, 2007 and were recorded against the provision for doubtful accounts as a reduction of the current allowance for doubtful accounts.  As with previously reserved accounts, the Company fully intends to pursue collection of these receivables.

We believe that if we are unsuccessful in completing the merger and the equity financing transactions contemplated in the Form S-4 filed by HSW International, Inc., and declared effective by the SEC on July 12, 2007, there are substantial risks to our ability to maintain adequate liquidity and capital resources.  The education and administrative software and training businesses require a substantial amount of working capital.  We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner.  However, if revenues and margins of the career development services businesses continue to decline, we may have to significantly curtail these operations and consider alternatives such as debt or equity financing.  Alternatives will be limited unless we are able to stabilize the operating performance of these businesses.  As of the date of this report, beyond the equity financing contemplated in this merger in conjunction with our merger with HSW International, we do not have any financing arrangements nor do we have any commitments to obtain such an arrangement with any bank or other third party.  If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced.  Any new securities may have rights, preferences or privileges senior to those of our current common shareholders.  There can be no assurances that we will be able to obtain additional financing on terms that are acceptable to us.

(e)                                  Net Loss Per Share — Basic and Diluted

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive potential common shares, if any, outstanding during the period.  Stock options were not included in the computation of diluted loss per share because their effects are anti-dilutive.  Total dilutive shares excluded from the loss per share computation totaled 450,000 at both June 30, 2007 and September 30, 2006.

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

(g)                                 Stock Option Plans and Stock-Based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised) “Share Based Payment” (“SFAS 123-R”), using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to October 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123-R. During the three and nine months ended June 30, 2007, the Company recognized share-based compensation cost totaling $20,922 and $97,702, respectively.

As a result of adopting SFAS 123-R on October 1, 2005, the Company’s loss before income taxes and net loss for the nine months ended June 30, 2007 is $97,702 higher than if the Company had continued to account for share-based compensation under APB Opinion No 25 “Accounting for Stock Issued to Employees.” Basic loss per share for the nine months ended June 30, 2007 of $(.21) would not have changed if the Company had not adopted SFAS 123-R.

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

It is a condition to the closing of the merger that HSW International obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market.  Following the closing of the merger, it is contemplated that INTAC will file with the SEC to terminate registration of our common stock.

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

In connection with the merger, HSW International on March 14, 2007 filed a proxy statement/prospectus on Form S-4 with the SEC containing detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended.  On July 12, 2007, the SEC declared effective the registration statement on Form S-4 containing the proxy statement/prospectus and this information was subsequently mailed to all INTAC shareholders entitled to vote at the special meeting scheduled for August 13, 2007.  It is currently anticipated that the merger will close in the fourth quarter of fiscal year 2007.

(i)                                     Merger Transaction Costs

Merger transaction costs of $689,119 and $1,612,747 for the three and nine months ended June 30, 2007, respectively, are principally comprised of professional and investment banking fees related to the contemplated merger of the Company and HSW described in “Recent Events”.  Since HSW has been determined to be the accounting acquirer, accounting rules require that the acquiree (the Company) record all transaction costs as expense in its statement of operations.

2.  DISCONTINUED OPERATIONS

On January 29, 2007, the Company, Holdings and INTAC (Tianjin) International Trading Company entered into a Share Purchase Agreement with Wei Zhou, its Chairman and CEO, and Cyber Proof Investments Ltd. (“Cyber”), a corporation wholly owned by Mr. Zhou.  Pursuant to the Share Purchase Agreement, Cyber has agreed to purchase the Distribution Segment of the business for 3 million shares of the Company’s common stock.  The consummation of this transaction is anticipated to be concurrent with the closing of the merger transaction with HSW International, Inc. as described in “Recent Events” and is subject to the approval of the stockholders of the Company other than Wei Zhou and his affiliates. It is expected that this agreement will close in the fourth fiscal quarter of 2007.  The Board of Directors approved the sale of the distribution business irrespective of whether the HSW International merger transaction is completed or not completed.

As a result of this agreement, the operations of this business have been segregated and reported as discontinued operations for all periods presented for the Company’s consolidated statements of operations presented herein. The results of discontinued operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenues	$17,353,999	$12,186,166	$42,342,026	$53,160,170
Income (loss) from discontinued operations (before income taxes)	(452,087)	(1,026,550)	(1,280,565)	(1,126,012)
Income (loss) from discontinued operations	(452,087)	(835,900)	(1,280,565)	(1,126,012)

The Company’s assets and liabilities of this segment have been classified as “held for sale” for the consolidated balance sheets presented herein.  The assets and liabilities held for sale as of June 30, 2007 and  September 30, 2006 are as follows:

	June 30, 2007	September 30, 2006
Assets:
Cash and cash equivalents	$1,558,543	$1,044,661
Trade accounts receivable	15,193,032	11,461,713
Supplier rebate receivable, net of allowance of $2,231,205 at September 30, 2006	—	—
Income tax receivable	—	41,823
Inventories	3,992,877	369,723
Foreign sales tax receivable	502,725	—
Deposits paid	4,722	—
Property and equipment, net	90,936	160,166
Other assets	993,796	97,634
Advances to officers of subsidiaries and employees	59,920	—
Goodwill	59,021	59,021
Total assets	$22,455,572	$13,234,741

Liabilities:
Trade accounts payable	$11,111,679	$1,764,322
Accrued expenses	332,336	71,354
Deferred revenue	1,452,859	—
Due to shareholder	35,828	—
Deposits received	155,750	123,435
Total liabilities	$13,088,452	$1,959,111

Deferred revenue is comprised of sales of prepaid calling cards.  To date, revenue of $155,673 has been generated from these prepaid calling cards.

3. INVENTORIES

As of June 30, 2007 and September 30, 2006, inventories totaled $48,511 and $45,561, respectively, consisting of $48,511 and $34,225 respectively, for training materials and $0 and $11,336, respectively, for other inventories.

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

5. OTHER ASSETS

As of June 30, 2007 and September 30, 2006, other assets consisted of the following:

	June 30, 2007	September 30, 2006

Deposits and memberships	$250,921	$199,017
Prepaid administrative and professional costs	246,501	243,209
	$497,422	$442,226

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

For the three months ended June 30, 2007, an income tax benefit of $53,503 was recorded, and for the nine months ended June 30, 2007 an income tax benefit of $244,786 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities.  For the three months ended June 30, 2006, income tax expense of $190,650 was recorded, and for the nine months ended June 30, 2006 an income tax benefit of $313,340 was recorded representing the carryback of current income tax losses in certain entities offset partially by provision for income tax in other entities (included in discontinued operations).

7. ADVANCES FROM SHAREHOLDER

As of June 30, 2007 and September 30, 2006, Mr. Zhou (President, CEO and Director of the Company) had net advances outstanding to the Company of $35,828 and $159,057, respectively.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. There were no options granted during the nine months ended June 30, 2007.

A summary of stock option activity and related information as of June 30, 2007 and changes during the nine months then ended is presented below:

Options	Number of options	Weighted- average exercise price	Weighted average remaining contract term (yrs)	Aggregate intrinsic value

Outstanding at October 1, 2006	450,000	$7.90	4 yrs	$768,000
Granted	—
Forfeited or expired	—
Exercised	—
Total Outstanding at June 30, 2007	450,000	$7.90	3.6 yrs	$915,000
Options exercisable at June 30, 2007	366,668	$8.20	3.2 yrs	$781,669

As of June 30, 2007 there was $32,274 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 10 months.

(b) EARNINGS PER SHARE

The Company has 100,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Loss per share:
Loss from continuing operations	$(1,184,471)	$(1,202,687)	$(3,481,204)	$(1,436,711)
Loss from discontinued operations	(452,087)	(835,900)	(1,280,565)	(1,126,012)
Net loss	$(1,636,558)	$(2,038,587)	$(4,761,769)	$(2,562,723)

Weighted average shares outstanding	22,940,727	22,468,873	22,940,727	22,889,240

Basic loss per share:
Loss from continuing operations	$(.05)	$(.05)	$(.15)	$(.06)
Loss from discontinued operations	(.02)	(.04)	(.06)	(.05)
Net loss	$(.07)	$(.09)	$(.21)	$(.11)

Diluted loss per share:
Loss from continuing operations	$(.05)	$(.05)	$(.15)	$(.06)
Loss from discontinued operations	(.02)	(.04)	(.06)	(.05)
Net loss	$(.07)	$(.09)	$(.21)	$(.11)

Weighted average shares outstanding	22,940,727	22,468,873	22,940,727	22,889,240

Dilutive stock options	—	—	—	—

Total common shares and dilutive securities	22,940,727	22,468,873	22,940,727	22,889,240

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements describe our attempt to predict future events, such as our plans for future expansion, our ability to achieve satisfactory operating performance, the viability of our business model, our expansion into other businesses and pursuit of other business opportunities, and our intent to focus our business operations in specific geographic markets. The words “may,” “will,” “expect,” “believe,” “plan,” “intend,” “anticipate,” “estimate,” “continue,” and similar expressions, as well as discussions of our strategy and pending transactions, are intended to identify forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. The cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements. You should be aware that the occurrence of one or more of the events described in any cautionary language in this report could have an adverse effect on our business, results of operations or financial condition. You also should be aware that the forward-looking statements are subject to a number of risks, assumptions and uncertainties, including but not limited to:

•                  our merger with HSW International, Inc., announced on April 20, 2006 and amended on January 29, 2007, and anticipated to close in the fourth quarter of fiscal 2007;

•                  the proposed sale of our distribution business segment announced on January 29, 2007 and anticipated to close in the fourth quarter of fiscal 2007;

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

It is a condition to the closing of the merger that HSW International obtain approval for listing of HSW International common stock on either the Nasdaq National Market or the Nasdaq Capital Market.  Following the closing of the merger, it is contemplated that INTAC will file with the SEC to terminate registration of our common stock.

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

In connection with the merger, HSW International on March 14, 2007 filed a proxy statement/prospectus on Form S-4 with the SEC containing detailed information regarding the merger and the special meeting of stockholders at which our stockholders will consider the merger, the merger agreement, as amended, and the transactions contemplated by the merger agreement, as amended.  On July 12, 2007, the SEC declared effective the registration statement on Form S-4 containing the proxy statement/prospectus and this information was subsequently mailed to all INTAC shareholders entitled to vote at the special meeting scheduled for August 13, 2007.  It is currently anticipated that the merger will close in the fourth quarter of fiscal year 2007.

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

The Company records deferred revenue on sales of prepaid calling cards when the customer is invoiced or the cards are purchased by the end user.  The Company recognizes the deferred revenue as revenue when the end user utilizes calling time or upon expiration of the card.  To date, minimal revenue has been generated from prepaid calling cards.

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

Foreign Currency Exchange:

We may be affected by fluctuations in foreign currency exchange rates.  The Company’s operations in China and Hong Kong use the local currencies as their functional currencies.  A significant portion of our SG&A expenses including the majority of our merger costs are incurred in US dollars through our US based location.  Historically, the Chinese government has kept the exchange rate between the Yuan and the US dollar stable. However, in more recent periods, the Chinese government has gradually allowed the Yuan to slightly strengthen against the US dollar primarily due to the large trade surplus in China.  If this trend continues, it could materially impact our financial statements in future periods.

Our consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity, so such gains and losses do not have a direct effect on our operating profit or loss each period.  As of June 30, 2007, the cumulative net foreign currency translation adjustment reducing stockholders’ equity was $51,444 which included other comprehensive income for the nine months ended June 30, 2007 of $15,163.

Our primary foreign currency transaction gains (losses) are related to our discontinued operations (distribution business) from the Euro based trade payables relating to the wireless handsets we purchase from European suppliers, primarily in Germany.  Realized and unrealized gains (losses) on currency transactions between foreign entities are included in other income (expense) in the statement of operations.  As of June 30, 2007, actual foreign currency transaction gains (losses) recorded in our other income (loss) were not significant.  Other than cash balances in other currencies, normal trade payables, and US dollar denominated merger costs payable, we have no purchase contracts, firm commitments or other financial instruments that would expose us in the near term to significant foreign exchange rate gains or losses.  If the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase.  Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets.

We do not use any derivative financial instruments or hedging transactions to mitigate any of our currency risks.  We do not currently have any market sensitive instruments or credit facilities and, therefore, we are not subject to any risks associated with interest rate changes.

Goodwill:

We assess the carrying value of goodwill annually and when factors are present that indicate an impairment may have occurred.  Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. The carrying value of goodwill amounted to $16.7 million as of June 30, 2007 and September 30, 2006. No impairment charge has been made.

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

Results of Operations for the Three and nine Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Career development services revenue	$911,819	$1,687,001	$4,272,103	$4,187,884
Career development services cost of revenue	412,062	404,619	1,726,196	815,616
Career development services gross profit	499,757	1,282,382	2,545,907	3,372,268
Operating expenses
Product development	809,413	1,006,127	2,734,016	2,378,456
Selling, general and administrative expenses	285,514	546,742	1,300,480	1,498,323
Provision for doubtful accounts (recoveries)	(76,304)	—	594,665	—
Merger transaction costs	689,119	932,200	1,612,747	932,200
Total operating expenses	1,707,742	2,485,069	6,241,908	4,808,979
Loss from continuing operations before income taxes	(1,207,985)	(1,202,687)	(3,696,001)	(1,436,711)
Income taxes	(23,514)	—	(214,797)	—
Loss from continuing operations	(1,184,471)	(1,202,687)	(3,481,204)	(1,436,711)
Loss from discontinued operations, net of income taxes	(452,087)	(835,900)	(1,280,565)	(1,126,012)
Net loss	$(1,636,558)	$(2,038,587)	$(4,761,769)	$(2,562,723)

Results of Operations for the Three and Nine Months Ended June 30, 2007 Compared to the Three and Nine Months Ended June 30, 2006

Revenue:  Revenue, consisting of education and administrative software sales and training revenue, decreased by $775,182 to $911,819 for the three months ended June 30, 2007, from $1.7 million for the same period in 2006 and increased $84,219 for the nine months ended June 30, 2007 to $4.3 million, from $4.2 million for the same prior year period.   The decrease in the three month period was due to the temporary softening of the Chinese markets for INTAC’s career development services and INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc.  Although the current quarter indicates a temporary downward trend, the revenue for the nine month periods ended June 30, 2007 and 2006 are comparable.

Career Development Services Gross Profit: Gross profit decreased by $782,625 to $499,757 for the three months ended June 30, 2007, from $1.3 million for the same period in 2006 and the gross margin decreased by 21% to 55% for the three months ended June 30, 2007 from 76% for the same period in year 2006. Gross profit decreased by $826,361 to $2.5 million for the nine months ended June 30, 2007, from $3.4 million for the comparable prior period in 2006 and the gross margin decreased by 21% to 60% for the nine months ended June 30, 2007, from 81% for the nine months ended June 30, 2006.   Gross margins decreased due to increased technical service fees related to current software sales. Technical service costs are incurred during software installation and training and also for the first year of maintenance support following installation. These fees are also incurred at a higher cost for outsourced installation and maintenance support for software installations not in close proximity to Company operations.  Gross profit decreased due to lower revenue and decreased gross margins.

Product development expense was $809,413 and $2.7 million for the three and nine months ended June 30, 2007, as compared to $1.0 million and $2.4 million respectively, for the same prior year periods.  Product development expense is principally comprised of costs directly attributable to the development, production and delivery of our career development services, such as salaries and facility costs.  The decrease in product development expenses for the three months ended June 30, 2007 was due to decreased development staff salaries and advertising costs for the promotion of our education software and training businesses and cost containment measurements to bring costs in line with revenues.  The increase in product development costs for the nine month period was due to increased advertising costs in the first six months of fiscal 2007, although there is a downward trend in the current quarter.

Selling, general and administrative expense decreased by $261,228 to $285,514 for the three months ended June 30, 2007, from $546,742 for the same period in 2006, and decreased as a percentage of revenue to 31% in 2007 from 32% in 2006.  This decrease is primarily comprised of a $168,618 decrease in staff salaries (reduction of headcount) of our Intac International Management Consultancy Beijing Limited Company which was established in January 2006, decreased facility costs of $28,259 and decreased business development expense of $38,432. Selling, general and administrative expenses decreased by $197,843 to $1.3 million for the nine months ended June 30, 2007, from $1.5 million for the same period in 2006, and decreased as a percentage of revenue to 30% in 2007 from 36% in 2006. The decrease in SG&A during the nine month period is mainly a result of a decrease of $254,015 in staff salaries (reduction of headcount) in our Beijing Intac Purun Educational Development Limited Company, partially offset by an increase in business development expense..

Provision for doubtful accounts (recoveries) of ($76,304) and $594,665 for the three and nine months ended June 30, 2007 includes amounts reserved (recovered) for trade receivables related to our career development services business that are outstanding in excess of 21 months net of any recoveries in the current period. No reserve was required during the current quarter for receivables that have been outstanding 21 months.

Merger transaction costs of $689,119 and $1.6 million for the three and nine months ended June 30, 2007 are principally comprised of professional and investment banking fees related to the announced merger of the Company and HowStuffWorks (“HSW”).  Since HSW has been determined to be the acquiring company, accounting rules require that the acquiree (the Company) record all transaction costs as expense to its statement of operations.  We expect to incur additional costs prior to closing the transaction.  See “Recent Events”.

We anticipate that our operating expenses will continue at a reduced level until Career Development and Training Services revenues increase.

Deferred income tax benefit of $23,514 was recorded for the three months ended June 30, 2007 and $214,797 for the nine months ended June 30, 2007 due to the reversal of temporary timing differences between the recognition of Huana Xinlong revenue for financial reporting purposes and the amounts used for income tax purposes.

Loss from continuing operations:  Loss from continuing operations was $1.2 million for the three months ended June 30, 2007 and June 30, 2006.  Loss from continuing operations was $3.5 million for the nine months ended June 30, 2007, as compared to a loss from continuing operations of $1.4 million for the same period in 2006. The increase in loss from continuing operations in the nine months ended June 30, 2007 is primarily due to the lower gross margins from higher technical service fees and higher costs for product development, provision for doubtful accounts and merger transaction costs, partially offset by decreased SG&A expenses.

Loss from discontinued operations:  Loss from discontinued operations was $452,087 for the three months ended June 30, 2007, as compared to loss from discontinued operations of $835,900 for the same period in 2006. Loss from discontinued operations was $1.3 million for the nine months ended June 30, 2007, as compared to loss from discontinued operations of $1.1 million for the same period in 2006.  The decrease in loss for the quarter was due to higher revenues and improved gross margins, partially offset by higher distribution and SG&A expenses. The increase in loss from discontinued operations during the nine months ended June 30, 2007 is primarily due to lower sales resulting from increased competition in the wireless handset industry in China, partially offset by lower distribution and SG&A expenses.

Net loss:  Net loss for the three months ended June 30, 2007 was $1.6 million, as compared to a net loss of $2.0 million for the same period in 2006. Net loss for the nine months ended June 30, 2007 was $4.8 million, as compared to a net loss of $2.6 million for the same period in 2006. The decrease in net loss for the three month period is primarily due to lower product development, SG&A and merger transaction costs as well as a decrease in loss from discontinued operations.  The increase in net loss for the nine month period was primarily due the lower gross margins and increased product development and merger transaction costs and an increase in loss from discontinued operations.

Liquidity and Capital Resources

As of June 30, 2007 and September 30, 2006, INTAC maintained cash of $453,741 and $804,973, respectively.  The Company measures liquidity through working capital (measured by current assets less current liabilities).  As of June 30, 2007, and September 30, 2006, INTAC maintained working capital of $9,586,094 and $13,472,770, respectively.  The decrease in cash is primarily due to an increase in trade accounts receivable and the net loss for the nine months ended June 30, 2007, partially offset by an increase in accrued expenses.  The Company suffered a slow down in collections on trade accounts receivables during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc.  The decrease in working capital is primarily due to an increase in accrued expenses (primarily merger transaction costs), a decrease in net assets held for sale and the net loss for the nine months ended June 30, 2007.

Within our Distribution Business (included in discontinued operations), a large portion of trade accounts receivable is attributable to our largest customer — Mr. Lam, from whom we derived substantially all of our distribution revenue for the nine months ended June 30, 2007. The amount of the receivable balance with this customer was $10.9 million at June 30, 2007 and $11.2 million at September 30, 2006, respectively. We collected approximately $32,000 of the balance outstanding at June 30, 2007 in July 2007.  We expect this balance to remain high for the foreseeable future.

We entered into a new installment payment plan agreement with Mr. Lam in November 2006 to pay his September 30, 2006 outstanding balance of $11.2 million over a period of six months.  As part of the installment plan agreement, we agreed that all future sales to Mr. Lam are due and payable within 45 days. At June 30, 2007, Mr. Lam was not in compliance with this agreement and had approximately $503,000 overdue on the installment payment plan and $8.7 million overdue on current purchases with 45 day terms. The volume of sales in the Distribution Business relies on keeping Mr. Lam as a customer. In order to demonstrate his belief that Mr. Lam’s receivable is collectible, Wei Zhou, the Company’s Chairman and CEO, entered into a Security and Pledge Agreement with INTAC whereby Mr. Zhou pledged 3 million shares of INTAC common stock to secure collection of this receivable.  The Company has not reserved any of the overdue balance because Mr. Lam historically has always paid his commitments, although not always on time, and a slow down in collections was experienced during the current quarter due to INTAC’s management team expending substantial time and committing additional resources to the proposed merger with HSW International, Inc.  We will monitor the account and take appropriate action when deemed necessary.

In conjunction with the Company’s proposed merger with HSW International, Inc. and the sale of the Distribution Business, we entered into a Share Purchase Agreement, which calls for any and all amounts paid on the receivables from Mr. Lam to be paid into an escrow account to be governed by the Receivables Escrow Agreement (the “Escrow Agreement”).  This Escrow Agreement stipulates that all accounts receivable collections from Mr. Lam be deposited into an escrow account which funds would then be withdrawn and transferred to the Company’s operating accounts with an Operating Expense Payment Certification.  Since the escrow account was opened in February 2007, certain accounts receivable collections from Mr. Lam were inadvertently deposited directly into the Company’s operating accounts.  HSW International, Inc. has waived this failure to comply with the Share Purchase Agreement.

At September 30, 2006, the Company had approximately $2.2 million of supplier rebates receivable from its major mobile handset supplier, T-Mobile Deutschland. This amount had been fully reserved based on historical trends and due to the uncertainty of their use when considering the distribution business’ anticipated reduced revenue. Mr. Zhou’s pledge of 3 million shares of INTAC common stock under the Security and Pledge Agreement also secures this receivable.  During the three quarters ended June 30, 2007, the Company collected approximately $600,000, $1.2 million and $400,000, respectively, of this receivable.  These amounts were recorded as a reduction of cost of revenue in discontinued operations.

As of June 30, 2007, we have a net trade receivable balance of $5.9 million related to our Career Development Services business.   The trade receivable balance relates primarily to Huana Xinlong and the sale of educational software to school districts within China. These school districts pay for their software purchases using funds supplied by the Chinese government. Historically, this funding takes many months, which is typical of the business process in China. In our September 30, 2006 financials, the Company reserved $950,608 for trade receivables related to sales of educational software completed in December 2004. Since that time, approximately $697,000 of these reserved amounts have been collected and recorded as recoveries against the provision for doubtful accounts.  The Company continues its policy of reserving receivables that have aged in excess of 21 months.  There were no additional reserves recorded during the current quarter.  Collections of accounts previously reserved totaling approximately $76,300 occurred during the quarter ended June 30, 2007 and were recorded against the provision for doubtful accounts as a reduction of the current allowance for doubtful accounts.  As with previously reserved accounts, the Company fully intends to pursue collection of these receivables.

We believe that if we are unsuccessful in completing the merger and the equity financing transactions contemplated in the Form S-4 filed by HSW International, Inc., and declared effective by the SEC on July 12, 2007, there are substantial risks to our ability to maintain adequate liquidity and capital resources.  The education and administrative software and training businesses require a substantial amount of working capital.  We believe that the Company will have sufficient capital for the next twelve months if we are able to collect our trade receivables in a timely manner.  However, if revenues and margins of the career development services businesses continue to decline, we may have to significantly curtail these operations and consider alternatives such as debt or equity financing.  Alternatives will be limited unless we are able to stabilize the operating performance of these businesses.  As of the date of this report, beyond the equity financing contemplated in this merger in conjunction with our merger with HSW International, we do not have any financing arrangements nor do we have any commitments to obtain such an arrangement with any bank or other third party.  If we raise capital by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced.  Any new securities may have rights, preferences or privileges senior to those of our current common shareholders.  There can be no assurances that we will be able to obtain additional financing on terms that are acceptable to us.

For the nine months ended June 30, 2007, cash used by continuing operating activities (which is comprised of the career development services business) totaled $925,617.  This was primarily due to the net loss for the period and an increase in our trade accounts receivable, partially offset by increases in trade accounts payable and accrued expenses.  For the nine months ended June 30, 2006, cash used by continuing operating activities totaled $354,189. This was primarily due to the net loss for the period and an increase in trade accounts receivable, partially offset by a decrease in other receivables and an increase in trade accounts payable and accrued expenses.

For the nine months ended June 30, 2007, cash provided by discontinued operating activities (which is comprised of the wireless handset distribution business) totaled $593,518.  This was primarily due to an increase in the trade accounts payable and accrued expenses and deferred revenue,  partially offset by an increase in trade accounts receivable and inventories and the net loss for the period.  For the nine months ended June 30, 2006, cash provided by discontinued operating activities totaled $732,927 This was primarily due to an decrease in trade accounts receivable, partially offset by a decrease in trade accounts payable and accrued expenses and the net loss for the period.

For the nine months ended June 30, 2007, cash used in investing activities amounted to $19,133 primarily due to an increase in advances to officers of subsidiaries and employees caused by the timing of travel advances and expense reports, offset by the sale of property and equipment.  For the nine months ended June 30, 2006, cash used in investing activities amounted to $256,807 comprised primarily of the purchase of property and equipment and advances to officers of subsidiaries and employees, partially offset by the sale of other assets.

For the nine months ended June 30, 2006, cash provided by financing activities amounted to $524,958 consisting of proceeds from the exercise of stock options.

Assets held for sale increased by $9.2 million to $22.4 million at June 30, 2007, from $13.2 million at September 30, 2006. The increase is primarily due to higher inventory balances at September 30, 2006 due to the timing of inventory purchases and higher trade accounts receivable.

Property and equipment, net, and acquired software, net, decreased by $944,732 to $754,134 at June 30, 2007, compared to $1.7 million at September 30, 2006.  This decrease was primarily due to normal depreciation and amortization.

We do not expect our purchases of property and equipment to change materially in fiscal 2007.

Trade accounts receivable increased $703,962 to $5.9 million at June 30, 2007, from $5.2 million at September 30, 2006. The increase primarily relates to increased sales of education management software, and a slow down in collections during the quarter.

Inventory balances at June 30, 2007 were comparable to September 30, 2006

Accrued expenses increased $2.7 million to $4.7 million at June 30, 2007, from $2.0 million at September 30, 2006. The increase primarily relates to the accrual of merger transaction costs such as professional and investment banking fees related to the pending merger with HSW.

Liabilities held for sale increased $11.1 million to $13.1 million at June 30, 2007, from 2.0 million at September 30, 2006 due to the timing of invoices received for inventory.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk:

We may be affected by fluctuations in foreign currency exchange rates.  The Company’s operations in China and Hong Kong use the local currencies as their functional currencies.  A significant portion of our SG&A expenses including the majority of our merger costs are incurred in US dollars through our US based location.  Historically, the Chinese government has kept the exchange rate between the Yuan and the US dollar stable. However, in more recent periods, the Chinese government has gradually allowed the Yuan to slightly strengthen against the US dollar primarily due to the large trade surplus in China.  If this trend continues, it could materially impact our financial statements in future periods.

Our consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company.  Reported assets and liabilities of INTAC’s foreign subsidiaries have been translated at the rate of exchange at the end of each period. Revenues and expenses have been translated at the weighted average rate of exchange in effect during the respective period. Gains and losses resulting from translation are accumulated in other comprehensive income (loss) in stockholders’ equity, so such gains and losses do not have a direct effect on our operating profit or loss each period.  As of June 30, 2007, the cumulative net foreign currency translation adjustment reducing stockholders’ equity was $51,444 which included other comprehensive income for the nine months ended June 30, 2007 of $15,163.

Our primary foreign currency transaction gains (losses) are related to our discontinued operations (distribution business) from the Euro based trade payables relating to the wireless handsets we purchase from European suppliers, primarily in Germany.  Realized and unrealized gains (losses) on currency transactions between foreign entities are included in other income (expense) in the statement of operations.  As of June 30, 2007, actual foreign currency transaction gains (losses) recorded in our other income (loss) were not significant.  Other than cash balances in other currencies, normal trade payables, and US dollar denominated merger costs payable, we have no purchase contracts, firm commitments or other financial instruments that would expose us in the near term to significant foreign exchange rate gains or losses.  If the cycle between our purchases and ultimate resale of the inventory lengthens, our risks of foreign currency changes will increase.  Most of our banking accounts are held in Euros and Hong Kong dollars, and significant changes in the exchange ratios of these currencies to the markets in which we purchase and sell inventory could affect our ability to operate in those markets.

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

Date: August 9, 2007
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